Form 10-Q
period 2000-06-30
VIRAGE INC
filed 2000-08-08
CIK 1101147

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q
                            ------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 333-96315

                            ------------------------
                                  VIRAGE, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                               38-3171505
    (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)

                            177 BOVET ROAD, SUITE 520
                        SAN MATEO, CALIFORNIA 94402-3116
                                 (650) 573-3210
    (Address, including zip code, and telephone number, including area code, of the registrant's principal executive offices)

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

     The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 19,915,165 as of August 1, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  VIRAGE, INC.

                                      INDEX

                                                                                   PAGE
                                                                                   ----
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

     Condensed Consolidated Balance Sheets
         June 30, 2000 and March 31, 2000 .....................................      3

     Condensed Consolidated Statements of Operations -- Three Months Ended
         June 30, 2000 and 1999 ...............................................      4

     Condensed Consolidated Statements of Cash Flows -- Three Months Ended
         June 30, 2000 and 1999 ...............................................      5

     Notes to Condensed Consolidated Financial Statements .....................      6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations  ...........................................     10

PART II: OTHER INFORMATION

Item 1. Legal Proceedings .....................................................     24

Item 2. Changes in Securities and Use of Proceeds .............................     24

Item 3. Defaults Upon Senior Securities .......................................     24

Item 4. Submission of Matters to a Vote of Security Holders ...................     24

Item 5. Other Information .....................................................     24

Item 6. Exhibits and Reports on Form 8-K ......................................     24

     Signature ................................................................     25

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                  VIRAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                               JUNE 30,       MARCH 31,
                                                                 2000           2000
                                                               --------       ---------
                     ASSETS
Current assets:
  Cash and cash equivalents .............................      $  6,137       $ 10,107
  Restricted cash .......................................        13,000             --
  Accounts receivable, net ..............................         1,283          1,792
  Prepaid expenses and other current assets .............         1,264          1,217
                                                               --------       --------
      Total current assets ..............................        21,684         13,116

Property and equipment, net .............................         3,139          2,320
Restricted investments ..................................         2,101          2,083
Other assets ............................................         1,835          1,353
                                                               --------       --------
      Total assets ......................................      $ 28,759       $ 18,872
                                                               ========       ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
            (NET CAPITAL DEFICIENCY)

Current liabilities:
  Accounts payable ......................................      $    487       $    773
  Accrued payroll and related expenses ..................         1,397            659
  Accrued expenses ......................................         1,820          1,769
  Deferred revenue ......................................         1,847          1,656
  Current portion of borrowings .........................           931            158
                                                               --------       --------
      Total current liabilities .........................         6,482          5,015

Long-term portion of borrowings .........................            52             83

Redeemable convertible preferred stock ..................        37,120         36,995

Stockholders' equity (net capital deficiency):
  Common stock ..........................................             4              3
  Additional paid-in capital ............................        38,467         23,671
  Deferred compensation .................................       (13,331)       (14,595)
  Accumulated deficit ...................................       (40,035)       (32,300)
                                                               --------       --------
      Total stockholders' equity (net
       capital deficiency) ..............................       (14,895)       (23,221)
                                                               --------       --------
      Total liabilities and stockholders' equity (net
       capital deficiency) ..............................      $ 28,759       $ 18,872
                                                               ========       ========

                             See accompanying notes

                                  VIRAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                  JUNE 30,
                                                          -----------------------
                                                            2000           1999
                                                          --------       --------

Revenues:
  License revenues .................................      $  1,093       $  1,009
  Service revenues .................................           819             88
  Other revenues ...................................            19             61
                                                          --------       --------
    Total revenues .................................         1,931          1,158
Cost of revenues:
  License revenues .................................           148            177
  Service revenues(1) ..............................         1,481            161
  Other revenues ...................................            55             42
                                                          --------       --------
    Total cost of revenues .........................         1,684            380
                                                          --------       --------
Gross profit .......................................           247            778
Operating expenses:
  Research and development(2) ......................         2,033            750
  Sales and marketing(3) ...........................         3,983          1,814
  General and administrative(4) ....................         1,242            437
  Stock-based compensation .........................           836             41
                                                          --------       --------
    Total operating expenses .......................         8,094          3,042
                                                          --------       --------
Loss from operations ...............................        (7,847)        (2,264)

Interest and other income, net .....................           112             32
                                                          --------       --------
Net loss ...........................................      $ (7,735)      $ (2,232)
                                                          ========       ========

Basic and diluted net loss per share ...............      $  (2.41)      $  (1.10)
                                                          ========       ========
Shares used in computation of basic and diluted
  net loss per share ...............................         3,214          2,025
                                                          ========       ========

Pro forma basic and diluted net loss per share .....      $  (0.57)      $  (0.24)
                                                          ========       ========
Shares used in computation of  pro forma basic
  and diluted net loss per share ...................        13,535          9,307
                                                          ========       ========

(1) Excluding $76 in amortization of deferred stock-based compensation for the three months ended June 30, 2000 (none for the three months ended June 30, 1999).

(2) Excluding $138 in amortization of deferred stock-based compensation for the three months ended June 30, 2000 (none for the three months ended June 30, 1999).

(3) Excluding $264 in amortization of deferred stock-based compensation for the three months ended June 30, 2000 ($41 for the three months ended June 30, 1999).

(4) Excluding $358 in amortization of deferred stock-based compensation for the three months ended June 30, 2000 (none for the three months ended June 30, 1999).

                             See accompanying notes

                                  VIRAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED
                                                                     JUNE 30,
                                                           ---------------------------
                                                               2000           1999
                                                           ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..............................................      $ (7,735)      $ (2,232)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization .......................           341            130
  Amortization of deferred compensation related to
    stock options .....................................         1,061             72
  Amortization of deferred advertising costs and
    technology right ..................................           204             --
  Changes in operating assets and liabilities:
    Accounts receivable ...............................           509           (543)
    Prepaid expenses and other current assets .........          (242)            90
    Other assets ......................................          (491)            (5)
    Accounts payable ..................................          (286)           (20)
    Accrued payroll and related expenses ..............           738             18
    Accrued expenses ..................................            51            203
    Deferred revenue ..................................           191             25
                                                             --------       --------
Net cash used in operating activities .................        (5,659)        (2,262)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment ....................        (1,160)          (390)
Increase in restricted investments ....................           (18)            --
                                                             --------       --------
Net cash used in investing activities .................        (1,178)          (390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank line of credit .....................           806             --
Principal payments on loans and capital leases ........           (64)           (51)
Proceeds from exercise of stock options ...............            --             26
Proceeds from exercise of warrants to
  purchase preferred and common stock .................         2,125             --
                                                             --------       --------
Net cash provided by (used in) financing activities ...         2,867            (25)
                                                             --------       --------
Net decrease in cash and cash equivalents .............        (3,970)        (2,677)
Cash and cash equivalents at beginning of period ......        10,107          4,357
                                                             --------       --------
Cash and cash equivalents at end of period ............      $  6,137       $  1,680
                                                             ========       ========

SUPPLEMENTAL DISCLOSURES OF NONCASH AND OTHER
  INVESTING AND FINANCING ACTIVITIES:
Cash advance for common stock subscription ............      $ 13,000       $     --
Deferred compensation related to stock options ........      $     29       $    398
Reversal of deferred compensation upon
  employee termination ................................      $    232       $     --

                             See accompanying notes

                                  VIRAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial statements at June 30, 2000 and for the three month periods ended June 30, 2000 and 1999 have been included.

        The condensed consolidated financial statements include the accounts of Virage, Inc. (the "Company") and its majority owned subsidiary, Virage Europe, Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

        Results for the three months ended June 30, 2000 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's Registration Statement on Form S-1 (No. 333-96315), including the related prospectus dated June 28, 2000 as filed with the United States Securities and Exchange Commission. The accompanying balance sheet at March 31, 2000 is derived from the Company's audited consolidated financial statements at that date.

Cash Equivalents

        Cash equivalents consist of short-term, highly liquid financial instruments, such as money market funds at June 30, 2000 and March 31, 2000.

Restricted Cash and Restricted Investments

        As of June 30, 2000, the Company had $13,000,000 in restricted cash representing advance proceeds from investors that participated in a private placement of the Company's common stock that closed subsequent to June 30, 2000 (see Note 3).

        As of June 30, 2000 and March 31, 2000, the Company had $2,101,000 and $2,083,000, respectively, in certificates of deposit that are held as collateral for certain letters of credit that are required pursuant to agreements in which the Company has entered, including the Company's operating leases.

Other Assets

        Other assets included $1,294,000 and $812,000 of offering costs related to the Company's initial public offering (see Note 3) as of June 30, 2000 and March 31, 2000, respectively.

Comprehensive Net Loss

        The Company has had no other comprehensive income (loss), and consequently, net loss equals total comprehensive net loss for the three months ended June 30, 2000 and 1999.

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2000
                                   (UNAUDITED)


Net Loss Per Share

        Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding. Options, warrants, restricted stock and preferred stock were not included in the computation of diluted net loss per share because the effect would be antidilutive.

        Pro forma basic and diluted net loss per share have been computed as described above and also give effect, even if antidilutive, to common equivalent shares from preferred stock as if such conversion had occurred on April 1, 1999, or at the date of original issuance, if later.

        The following table presents the computation of basic and diluted and pro forma basic and diluted net loss per share (in thousands, except per share data):


                                               THREE MONTHS ENDED
                                                    JUNE 30,
                                            -----------------------
                                              2000           1999
                                            --------       --------
Net loss .............................      $ (7,735)      $ (2,232)
                                            ========       ========
Weighted-average shares of
  common stock outstanding ...........         3,704          2,408
Less weighted-average shares of
  common stock subject to
  repurchase .........................          (490)          (383)
                                            ========       ========
Weighted-average shares used
  in computation of basic and
  diluted net loss per share .........         3,214          2,025
                                            ========       ========
Basic and diluted net loss
  per share ..........................      $  (2.41)      $  (1.10)
                                            ========       ========
Shares used in computation
  of basic and diluted net
  loss per share .....................         3,214          2,025
Pro forma adjustment to
  reflect weighted-average effect
  of the assumed conversion of
  convertible preferred stock ........        10,321          7,282
                                            ========       ========
Shares used in computing pro
  forma basic and diluted net
  loss per share .....................        13,535          9,307
                                            ========       ========
Pro forma basic and diluted net
  loss per share .....................      $  (0.57)      $  (0.24)
                                            ========       ========

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2000
                                   (UNAUDITED)

Impact of Recently Issued Accounting Standards

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 establishes accounting methods for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company will be required to implement FAS 133 at the beginning of fiscal 2002. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the Company does not expect that the adoption of FAS 133 will have a material impact on its financial position, results of operations or cash flows.

        In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

2.      SEGMENT REPORTING

        The Company has two reportable segments: the sale of software and related software support services including revenues from U.S. government agencies ("software") and the sale of its application services which includes set-up fees, video processing fees, and application hosting fees . The Company's Chief Operating Decision Maker ("CODM") is the Company's Chief Executive Officer who evaluates performance and allocates resources based upon total revenues and gross margin (loss). Discreet financial information for each segment's profit and loss and each segment's total assets is not provided to the Company's CODM, nor is it tracked by the Company. Total revenues for the Company's software segment were $1,380,000 and $1,158,000 for the three months ended June 30, 2000 and 1999, respectively, and total revenues for the Company's application services segment were $551,000 for the three months ended ended June 30, 2000 (insignificant for the three months ended June 30, 1999). Total cost of revenues for the Company's software segment were $297,000 and $314,000 for the three months ended June 30, 2000 and 1999, respectively, and total cost of revenues for the Company's application services segment were $1,387,000 and $66,000 for the three months ended June 30, 2000 and 1999, respectively. Gross profit for the Company's software segment was $1,083,000 and $844,000 for the three months ended June 30, 2000 and 1999, respectively, and gross loss for the Company's application services segment was $836,000 and $66,000 for the three months ended June 30, 2000 and 1999, respectively.

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2000
                                   (UNAUDITED)

3.      SUBSEQUENT EVENTS

Initial Public Offering and Amended and Restated Certificate of Incorporation

        In July 2000, the Company completed its initial public offering and issued 3,500,000 shares of its common stock to the public at a price of $11.00 per share. The Company received net proceeds of approximately $35,800,000 in cash. The Company's underwriters also exercised their over-allotment option to purchase an additional 525,000 shares of the Company's common stock at a price of $11.00 per share resulting in an additional $5,371,000 of net proceeds to the Company.

        In addition, the Company amended the conversion terms of its redeemable convertible preferred stock by reducing the automatic conversion price per share to $8.00 per share from $11.152 per share. Upon the closing of the Company's initial public offering, all of the outstanding shares of redeemable convertible preferred stock were converted into an aggregate of 10,369,451 shares of common stock.

Common Stock Purchase Agreement

        In July 2000, the Company completed an $18,000,000 common stock purchase agreement with certain private investors concurrent with its initial public offering.

Reverse Stock Split

        The Company's stockholders approved a 1-for-2 reverse stock split of the Company's preferred and common stock which took place and became effective just prior to the consummation of the Company's initial public offering in July 2000. All share data has been restated to reflect the reverse stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained herein and the information contained in our Registration Statement on Form S-1 (No. 333-96315), including the related prospectus dated June 28, 2000 as filed with the United States Securities and Exchange Commission. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We may identify these statements by the use of words such as "believe", "expect", "anticipate", "intend", "plan" and similar expressions. These forward-looking statements involve several risks and uncertainties. Our actual results may differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those described under the caption "Risk Factors" herein and in our Registration Statement on Form S-1 (No. 333-96315), including the related prospectus dated June 28, 2000 as filed with the United States Securities and Exchange Commission. These forward-looking statements speak only as of the date of this quarterly report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business as addressed elsewhere in this quarterly report and in our Registration Statement on Form S-1 (No. 333-96315), including the related prospectus dated June 28, 2000 as filed with the United States Securities and Exchange Commission.

OVERVIEW

        Virage is a leading provider of software products and application services that enable owners of video content to manage, publish and distribute their video assets over the Internet and corporate intranets. Depending on their particular needs and resources, these video content owners may elect either to license our software products or to subscribe to our application services. Our customers include media and entertainment companies, other corporations, government agencies and educational institutions.

REVENUE RECOGNITION

        We enter into arrangements for the sale of licenses of software products and related maintenance contracts and application services offerings; and we receive revenues under U.S. government agency research grants. Service revenues include revenues from maintenance contracts and application services. Other revenues are primarily U.S. government agency research grants.

        Our revenue recognition policy is in accordance with the American Institute of Certified Public Accountants, or AICPA's, Statement of Position No. 97-2, or SOP 97-2, "Software Revenue Recognition," as amended by Statement of Position No. 98-4, "Deferral of the Effective Date of SOP 97-2, "Software Revenue Recognition, "" or SOP 98-4, and Statement of Position No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions" or SOP 98-9. For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. We consider all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If collectibility is not considered probable, revenue is recognized when the fee is collected provided all other criteria are met. No customer has the right of return.

        Arrangements consisting of license and maintenance. For those contracts that consist solely of license and maintenance, we recognize license revenues based upon the residual method after all elements other than maintenance have been delivered as prescribed by SOP 98-9. We recognize maintenance revenues over the term of the maintenance contract as vendor specific objective evidence of fair value for maintenance exists. In accordance with paragraph ten of SOP 97-2, vendor specific objective evidence of fair value of maintenance is determined by reference to the price the customer will be required to pay when it is sold separately (that is, the renewal rate). Each license agreement offers additional maintenance renewal periods at a stated price. Maintenance contracts are typically one year in duration. Revenue is recognized on a per copy basis for licensed software when each copy of the license requested by the customer is delivered. Revenue is recognized on licensed software on a per user or per server basis for a fixed fee when the product master is delivered to the customer. There is no right of return or price protection for sales to domestic and international distributors, system integrators, or value added resellers. In situations where the distributor, integrator or reseller has a purchase order from the end user that is immediately deliverable, we recognize revenue on shipment to the distributor, integrator or reseller, if other criteria in SOP 97-2 are met, since we have no risk of concessions. We defer revenues on shipments to distributors, integrators or resellers if the party does not have a purchase order from an end user that is immediately deliverable or other criteria in SOP 97-2 are not met. We recognize royalty revenues upon receipt of the quarterly reports from the vendors.

        Application services. Our application services revenues consist of set-up fees, video processing fees and application hosting fees. Set-up fees are recognized ratably over the contract term, which is generally six to 18 months. We generate video processing fees for each hour of video that a customer deploys. Processing fees are recognized as encoding, indexing and editorial services are performed and are based upon hourly rates per hour of video content. We generate application hosting fees based on the number of video queries processed, subject in some cases to monthly minimums and maximums. We recognize revenues on transaction fees that are subject to monthly minimums based on the greater of actual transaction fees or the monthly minimum, and monthly maximums based on the lesser of actual transaction fees or the monthly maximum, since we have no further obligations, the payment terms are normal and each month is a separate measurement period.

        Other revenues. Other revenues consist primarily of U.S. government agency research grants that are best effort arrangements. The software-development arrangements are within the scope of the FASB's Statement of Financial Accounting Standards No. 68, "Research and Development Arrangements". As the financial risks associated with the software-development arrangement rests solely with the U.S. government agency, we are recognizing revenues as the services are performed. The cost of these services are included in cost of other revenues. Our contractual obligation is to provide the required level of effort (hours), technical reports, and funds and man-hour expenditure reports.

        Cost of license revenues consist primarily of royalty fees for third-party software products integrated into our products. Our cost of service revenues includes personnel expenses, related overhead, communication expenses and capital depreciation costs for maintenance and support activities and application services. Our cost of other revenues includes engineering personnel expenses and related overhead for custom engineering and government projects.

        We incurred a net loss of $7,735,000 million during the three months ended June 30, 2000. As of June 30, 2000, we had an accumulated deficit of $40,035,000. We expect to continue to incur operating losses for the foreseeable future. In view of the rapidly changing nature of our market and our limited operating history, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our historic revenue growth rates are not necessarily sustainable or indicative of our future growth.

RESULTS OF OPERATIONS

        The following table sets forth consolidated financial data for the periods indicated, expressed as a percentage of total revenues.


                                                     THREE MONTHS ENDED
                                                          JUNE 30,
                                                     ------------------
                                                      2000        1999
                                                     ------      ------
Revenues:
  License revenues .............................        57%         87%
  Service revenues .............................        42           8
  Other revenues ...............................         1           5
                                                      ----        ----
          Total revenues .......................       100         100
                                                      ----        ----
Cost of revenues:
  License revenues .............................         8          15
  Service revenues .............................        76          14
  Other revenues ...............................         3           4
                                                      ----        ----
          Total cost of revenues ...............        87          33
                                                      ----        ----
Gross profit ...................................        13          67
Operating expenses:
  Research and development .....................       105          65
  Sales and marketing ..........................       206         157
  General and administrative ...................        64          38
  Stock-based compensation .....................        44           3
                                                      ----        ----
          Total operating expenses .............       419         263
                                                      ----        ----
Loss from operations ...........................      (406)       (196)
Interest and other income, net .................         5           3
                                                      ----        ----
Loss before income taxes .......................      (401)       (193)
Provision for income taxes .....................        --          --
                                                      ----        ----
Net loss .......................................      (401)%      (193)%
                                                      ====        ====

        Total Revenues. Total revenues increased 67% to $1,931,000 for the three months ended June 30, 2000 from $1,158,000 for the three months ended June 30, 1999. This increase was due to increases in license and service revenues, slightly offset by a decrease in other revenues. International revenues increased to $393,000, or 20% of total revenues, for the three months ended June 30, 2000 from $294,000, or 25% of total revenues, for the three months ended June 30, 1999. Sales to two customers accounted for 40% and 23%, respectively, of total revenues for the three months ended June 30, 1999 (no customer constituted more than 10% of total revenues for the three months ended June 30,
2000). Sales to agencies of the U.S. government accounted for 20% of total revenues for the three months ended June 30, 1999 (less than 10% for the three months ended June 30, 2000). Sales of licenses and services to agencies of the U.S. government, excluding other revenues, accounted for 16% of total revenues for the three months ended June 30, 1999 (less than 10% for the three months ended June 30, 2000).

        License revenues increased to $1,093,000 for the three months ended June 30, 2000 from $1,009,000 for the three months ended June 30, 1999, an increase of $84,000. The increase was primarily due to the introduction of new product lines and the expansion of our domestic and international sales and marketing operations.

        Service revenues increased to $819,000 for the three months ended June 30, 2000 from $88,000 for the three months ended June 30, 1999, an increase of $731,000. Approximately 25% of this growth was due to an increase in the number of customers purchasing maintenance contracts, while the remainder was due to the growth of our application services offering.

        Other revenues decreased to $19,000 for the three months ended June 30, 2000 from $61,000 for the three months ended June 30, 1999, a decrease of $42,000. The majority of this decrease was attributable to the timing of final payments to be received under a contract with a government agency.

        Total Cost of Revenues. Total cost of revenues increased to $1,684,000, or 87% of total revenues, for the three months ended June 30, 2000 from $380,000, or 33% of total revenues, for the three months ended June 30, 1999. This increase in total cost of revenues was due to an increase in the cost of service revenues, particularly the cost of application services, and was offset slightly by a decrease in the cost of license revenues.

        Cost of license revenues decreased to $148,000, or 14% of license revenues, for the three months ended June 30, 2000 from $177,000, or 18% of license revenues, for the three months ended June 30, 1999. This decrease in absolute dollars was primarily due to an amendment of an existing technology license agreement that lowered the amount of our royalty obligations.

        Cost of service revenues increased to $1,481,000, or 181% of service revenues for the three months ended June 30, 2000 from $161,000, or 183% of service revenues, for the three months ended June 30, 1999. This increase was due to expenditures for the development of application services. We expect the cost of service revenues to increase substantially, and margins on our service revenues to remain negative for the foreseeable future as we expand our application services and worldwide support capabilities.

        Cost of other revenues increased to $55,000, or 289% of other revenues, for the three months ended June 30, 2000 from $42,000, or 69% of other revenues, for the three months ended June 30, 1999. This increase was due to slightly higher costs associated with engineering services performed for a government agency.

        Research and Development Expenses. Research and development expenses consist primarily of personnel and related costs for our development efforts. Research and development expenses increased to $2,033,000, or 105% of total revenues, for the three months ended June 30, 2000 from $750,000, or 65% of total revenues, for the three months ended June 30, 1999. The increase in absolute dollars was due to an increase in our research and development staff. We expect research and development expenses to increase substantially for the foreseeable future as we believe that significant product development expenditures are essential for us to maintain and enhance our market position. To date, we have not capitalized any software development costs as they have been insignificant.

        Sales and Marketing Expenses. Sales and marketing expenses consist of personnel and related costs for our direct sales force, pre-sales support and marketing staff, and marketing programs including trade shows and advertising. Sales and marketing expenses increased to $3,983,000, or 206% of total revenues, for the three months ended June 30, 2000 from $1,814,000, or 157% of total revenues, for the three months ended June 30, 1999. Over half of this increase in absolute dollars was due to growth in our sales and marketing personnel while the remainder was due to increased expenses incurred in connection with trade shows and additional marketing programs. The increase in our sales and marketing staff related to the opening of new sales offices in the United States and in Europe. We expect sales and marketing expenses to increase substantially for the foreseeable future as we hire additional sales and marketing personnel, increase spending on advertising and marketing programs, and expand our operations in North America and internationally.

        General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities and information system expenses not allocated to other departments, as well as the costs of our external audit firm and our outside legal counsel. General and administrative expenses increased to $1,242,000, or 64% of total revenues, for the three months ended June 30, 2000 from $437,000, or 38% of total revenues, for the three months ended June 30, 1999. The increase in absolute dollars was due to an increase in our general and administrative headcount. We expect general and administrative expenses to increase substantially for the foreseeable future as we hire additional general and administrative personnel and enhance our information systems to support our expected growth.

        Stock-Based Compensation Expense. Stock based compensation expense represents the amortization of deferred compensation (calculated as the difference between the exercise price of stock options granted to our employees and the then deemed fair value of our common stock) for stock options granted to our employees. We recognized stock-based compensation expense of $836,000 and $41,000 for the three months ended June 30, 2000 and 1999, respectively.

        Interest and Other Income, Net. Interest and other income, net, includes interest income from cash and cash equivalents offset by interest on capital leases and bank debt. Interest and other income, net, increased to $112,000 for the three months ended June 30, 2000 from $32,000 for the three months ended June 30, 1999, an increase of $80,000. The increase was due to interest income from increased cash balances.

        Provision for Income Taxes. We have not recorded a provision for federal and state or foreign income taxes for the three months ended June 30, 2000 or 1999 because we have experienced net losses since inception, which have resulted in deferred tax assets. We have recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance through future taxable profits.


LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2000, we had cash and cash equivalents of $6,137,000, a decrease of $3,970,000 in cash and cash equivalents held as of March 31, 2000. Our working capital, defined as current assets less current liabilities, at June 30, 2000 was $15,202,000, an increase of $7,101,000 in working capital from March 31, 2000. The increase in our working capital is primarily attributable to the increase in our restricted cash balance at June 30, 2000. This restricted cash became available for our use on July 5, 2000 when we completed an $18,000,000 private placement with certain investors concurrent with our initial public offering that resulted in $35,805,000 of net proceeds to us. In addition, our underwriters exercised their over-allotment option on July 17, 2000, which resulted in $5,371,000 of net proceeds to us.

        We have a $1,500,000 senior line of credit facility with a bank that bears interest at the bank's prime lending rate less 0.25% and expires in November 2000. At June 30, 2000, $806,000 was outstanding under this line of credit. This line of credit is secured by accounts receivable and other assets. We have two equipment term loans with a bank totaling $177,000 at June 30, 2000 that bear interest at the bank's prime lending rate plus 0.5% and are payable in monthly installments through November 1, 2001.

        Our operating activities resulted in net cash outflows of $5,659,000 and $2,262,000 for the three months ended June 30, 2000 and 1999, respectively. The cash used in these periods was primarily attributable to net losses of $7,735,000 and $2,232,000 in the three months ended June 30, 2000 and 1999, respectively.

        Investing activities resulted in cash outflows of $1,178,000 and $390,000 for the three month ended June 30, 2000 and 1999, respectively. These expenditures were primarily for computer hardware and software and furniture and fixtures. We expect that capital expenditures will continue to increase to the extent we increase our headcount and expand our operations.

        Financing activities provided net cash inflows of $2,867,000 during the three months ended June 30, 2000 primarily as a result of warrant exercises to purchase our preferred and common stock and a draw on our senior line of credit facility. For the three months ended June 30, 1999, financing activities resulted in net cash outflows due to payments on debt and capital lease obligations.

        We anticipate that our current cash, cash equivalents and available credit facilities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in future periods through public or private financings, or other sources, to fund our operations and potential acquisitions, if any, until we achieve profitability, if ever. We may not be able to obtain adequate or favorable financing when necessary to fund our business. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

YEAR 2000 READINESS DISCLOSURE

        To date, we have not experienced any disruption in our products or services as a result of, nor has any third-party vendor on which we depend been affected by, the commencement of the year 2000. Although we do not anticipate that our products and services will be affected by the year 2000, if we, or our third-party providers, fail to remedy any year 2000 issues, the result could be lost revenues, increased operating expenses, the loss of customers and other business interruptions, any of which could harm our business. The failure to adequately address year 2000 compliance issues in the delivery of products and services to our customers could result in claims against us of breach of contract and related litigation, any of which could be costly and time consuming to defend.

        In light of our experiences to date, we have not developed any specific contingency plans for year 2000 issues. Our worst case scenario for year 2000 problems would be our inability to provide our products and services to our customers and a resultant decline in our total revenues.

RISK FACTORS

        The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating results. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

                          RISKS RELATED TO OUR BUSINESS

BECAUSE WE HAVE ONLY RECENTLY INTRODUCED OUR VIDEO SOFTWARE PRODUCTS AND APPLICATION SERVICES, WE FACE A NUMBER OF RISKS WHICH MAY SERIOUSLY HARM OUR BUSINESS.

        We incorporated in April 1994 and to date we have generated only limited revenues. Most of our revenues were generated in the last six quarters. We introduced our first video software products in December 1997, and our application services in May 1999. Because we have a limited operating history with our video software products and application services and because our revenue sources may continue to shift as our business develops, you must consider the risks and difficulties that we may encounter when making your investment decision. These risks include our ability to:

        -       expand our customer base;

        -       increase penetration into key customer accounts;

        -       maintain our pricing structure;

        -       develop new video products and application services; and

        - adapt our products and services to meet changes in the Internet video infrastructure marketplace.

        If we do not successfully address these risks, our business will be seriously harmed.

OUR BUSINESS MODEL IS UNPROVEN AND MAY FAIL, WHICH MAY DECREASE SIGNIFICANTLY THE MARKET PRICE OF OUR COMMON STOCK.

        We do not know whether our business model and strategy will be successful. Our business model is based on the premise that content providers will use our licensed products and application services to catalog, manage and distribute their video content over the Internet and intranets. Our potential customers may elect to rely on their internal resources or on lower priced products and services that do not offer the full range of functionality offered by our products and services. If the assumptions underlying our business model are not valid or if we are unable to implement our business plan, our business will suffer.

WE HAVE NOT BEEN PROFITABLE AND IF WE DO NOT ACHIEVE PROFITABILITY, OUR BUSINESS MAY FAIL.

        We have experienced operating losses in each quarterly and annual period since we were formed and we expect to incur significant losses in the future. As of June 30, 2000, we had an accumulated deficit of $40,035,000. We expect to continue to incur increasing research and development, sales and marketing and general and administrative expenses. Accordingly, our failure to increase our revenues significantly or improve our gross margins will harm our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, if our gross margins do not improve, or if our operating expenses exceed our expectations, our operating results will suffer and our stock price may fall.

OUR QUARTERLY OPERATING RESULTS ARE VOLATILE AND DIFFICULT TO PREDICT. IF WE FAIL TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS OR INVESTORS, THE MARKET PRICE OF OUR COMMON STOCK MAY DECREASE SIGNIFICANTLY.

        Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of future performance. If securities analysts follow our stock, our operating results will likely fall below their expectations in some future quarter or quarters. Our failure to meet these expectations would likely cause the market price of our common stock to decline.

        Our quarterly revenues depend on a number of factors, many of which are beyond our control and which makes it difficult for us to predict our revenues going forward. We plan to increase our operating expenses and if our revenues and gross margins do not increase, our business could be seriously harmed. We plan to increase our operating expenses to expand our sales and marketing operations, fund greater levels of research and development, expand our application services and develop our internal organization. Many of these expenditures are planned or committed in advance in anticipation of future revenues, and if our revenues in a particular quarter are lower than we anticipate, we may be unable to reduce spending in that quarter. As a result, any shortfall in revenues or a failure to improve gross margins would likely hurt our quarterly operating results.

THE FAILURE OF ANY SIGNIFICANT FUTURE CONTRACTS TO MEET OUR POLICIES FOR RECOGNIZING REVENUE MAY PREVENT US FROM ACHIEVING OUR REVENUE OBJECTIVES FOR A QUARTER OR A FISCAL YEAR, WHICH WOULD HURT OUR OPERATING RESULTS.

        Our sales contracts are typically based upon standard agreements that meet our revenue recognition policies. However, our future sales may include site licenses or other transactions with customers who may negotiate special terms and conditions that are not part of our standard sales contracts. If these special terms and conditions cause sales under these contracts to not qualify under our revenue recognition policies, we would defer revenues to future periods, which may hurt our reported operating results and cause our stock price to fall.

THE LENGTH OF OUR SALES AND DEPLOYMENT CYCLE IS UNCERTAIN, WHICH MAY CAUSE OUR REVENUES AND OPERATING RESULTS TO VARY SIGNIFICANTLY FROM QUARTER TO QUARTER.

        During our sales cycle, we spend considerable time and expense providing information to prospective customers about the use and benefits of our products and services without generating corresponding revenue. Our expense levels are relatively fixed in the short term and based in part on our expectations of future revenues. Therefore, any delay in our sales cycle could cause significant variations in our operating results, particularly because a relatively small number of customer orders represent a large portion of our revenues.

        Some of our largest sources of revenues are government entities and large corporations that often require long testing and approval processes before making a decision to license our products. In general, the process of entering into a licensing arrangement with a potential customer may involve lengthy negotiations. As a result, our sales cycle has been and may continue to be unpredictable. In the past, our sales cycle has ranged from one to 12 months. Our sales cycle is also subject to delays as a result of customer-specific factors over which we have little or no control, including budgetary constraints and internal acceptance procedures. In addition, because our technology must often be integrated with the products and services of other vendors, there may be a significant delay between the use of our software and services in a pilot system and our customers' volume deployment of our products and services.

IF OUR CUSTOMERS FAIL TO GENERATE TRAFFIC ON THE VIDEO-RELATED SECTIONS OF THEIR INTERNET SITES, OUR RECURRING REVENUES MAY DECREASE, WHICH MAY ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL RESULTS.

        Our ability to achieve recurring revenues from our application services is largely dependent upon the success of our customers in generating traffic on the video-related sections of their Internet sites. Generally, we generate recurring revenue from our application services whenever our customers add more hours of video to an existing project and with each additional video query on a customer's site. If our customers do not attract and maintain traffic on video-related sections of their sites, video queries may decrease and customers may decide not to add more hours of video to existing projects. This result would cause revenues from our application services to decrease, which will prevent us from growing our business.

IF WE FAIL TO INCREASE THE SIZE OF OUR CUSTOMER BASE OR INCREASE OUR REVENUES WITH OUR EXISTING CUSTOMERS, OUR BUSINESS WILL SUFFER.

        Increasing the size of our customer base and increasing the revenues we generate from our customer base are critical to the success of our business. To expand our customer base and the revenues we generate from our customers, we must:

        - generate additional revenues from different organizations within our customers;

        - conduct effective marketing and sales programs to acquire new customers;

        - establish and maintain distribution relationships with value added resellers and system integrators.

        Our failure to achieve one or more of these objectives will hurt our business.

THE PRICES WE CHARGE FOR OUR PRODUCTS AND SERVICES MAY DECREASE, WHICH WOULD REDUCE OUR REVENUES AND HARM OUR BUSINESS.

        The prices we charge for our products and services may decrease as a result of competitive pricing pressures, promotional programs and customers who negotiate price reductions. For example, some of our competitors have provided their services without charge in order to gain market share or new customers and key accounts. The prices at which we sell and license our products and services to our customers depend on many factors, including:

        -       purchase volumes;

        -       competitive pricing;

        -       the specific requirements of the order;

        -       the duration of the licensing arrangement; and

        -       the level of sales and service support.

        If we are unable to sell our products or services at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products and services from which we can derive additional revenues, our financial results will suffer.

WE RELY ON, AND EXPECT TO CONTINUE TO RELY ON, A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES AND IF ANY OF THESE CUSTOMERS STOPS LICENSING OUR SOFTWARE OR PURCHASING OUR PRODUCTS AND SERVICES, OUR OPERATING RESULTS WILL SUFFER.

        Historically, a limited number of customers has accounted for a significant portion of our revenues. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small number of customers. We do not have long-term contracts with our customers obligating them to license our software or purchase our products or services. We cannot be certain that we will retain our current customers or that we will be able to recruit additional or replacement customers. If we were to lose one or more customers, our operating results could be significantly harmed.

ANY FAILURE OF OUR NETWORK COULD LEAD TO SIGNIFICANT DISRUPTIONS IN OUR APPLICATION SERVICES BUSINESS WHICH COULD DAMAGE OUR REPUTATION, REDUCE OUR REVENUES OR OTHERWISE HARM OUR BUSINESS.

        Our application services business is dependent upon providing our customers with fast, efficient and reliable services. To meet our customers' requirements, we must protect our network against damage from, among other things:

        -       human error;

        -       physical or electronic security breaches;

        -       computer viruses;

        -       fire, earthquake, flood and other natural disasters;

        -       power loss;

        -       telecommunications failure; and

        -       sabotage and vandalism.

        Our failure to protect our network against damage from any of these events will hurt our business.

WE DEPEND ON AN OUTSIDE THIRD PARTY TO MAINTAIN OUR COMMUNICATIONS HARDWARE AND PERFORM MOST OF OUR COMPUTER HARDWARE OPERATIONS AND IF THIS THIRD PARTY'S HARDWARE AND OPERATIONS FAIL, OUR REPUTATION AND BUSINESS WILL SUFFER.

        Substantially all of our communications hardware and most of our computer hardware operations are located at Exodus Communications' facility in Santa Clara, California. We do not have complete backup systems for these operations. A problem with, or failure of, our communications hardware or operations could result in interruptions or increases in response times on the Internet sites of our customers. Furthermore, if Exodus fails to adequately maintain or operate our communications hardware or does not perform our computer hardware operations adequately, our services to our customers may not be available. We have experienced system failures in the past. Other outages or system failures may occur. Any disruptions could damage our reputation, reduce our revenues or otherwise harm our business. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

IF WE ARE UNABLE TO SCALE OUR CAPACITY SUFFICIENTLY AS DEMAND FOR OUR SERVICES INCREASES, WE MAY LOSE CUSTOMERS WHICH WOULD BE DETRIMENTAL TO OUR BUSINESS.

        We cannot be certain that if we increase our customers we will be able to correspondingly increase our personnel and to perform our application services at satisfactory levels. In addition, our application services may need to accommodate an increasing volume of traffic. If we are not able to expand our internal operations to accommodate such an increase in traffic, our customers' Internet sites may in the future experience slower response times or outages. If we cannot adequately handle a significant increase in customers or customers' traffic, we may lose customers or fail to gain new ones, which may reduce our revenues and harm our business.

IF WE DO NOT SUCCESSFULLY DEVELOP NEW PRODUCTS AND SERVICES TO RESPOND TO RAPID MARKET CHANGES DUE TO CHANGING TECHNOLOGY AND EVOLVING INDUSTRY STANDARDS, OUR BUSINESS WILL BE HARMED.

        The market for our products and services is characterized by rapidly changing technology, evolving industry standards, frequent new product and service introductions and changes in customer demands. The recent growth of video on the Internet and intense competition in our industry exacerbate these market characteristics. Our future success will depend to a substantial degree on our ability to offer products and services that incorporate leading technology, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. To succeed, we must anticipate and adapt to customer requirements in an effective and timely manner, and offer products and services that meet customer demands. If we fail to do so, our products and services will not achieve widespread market acceptance, and we may not generate significant revenues to offset our development costs, which will hurt our business.

        The development of new or enhanced products and services is a complex and uncertain process that requires the accurate anticipation of technological and market trends. We may experience design, manufacturing, marketing and other technological difficulties that could delay our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements. You should additionally be aware that:

        - our technology or systems may become obsolete upon the introduction of alternative technologies, such as products that better manage and search video content;

        - we could incur substantial costs if we need to modify our products and services to respond to these alternative technologies;

        - we may not have sufficient resources to develop or acquire new technologies or to introduce new products or services capable of competing with future technologies; and

        - when introducing new or enhanced products or services, we may be unable to manage effectively the transition from older products and services and ensure that we can deliver products and services to meet anticipated customer demand.

WE DEPEND ON TECHNOLOGY LICENSED TO US BY THIRD PARTIES, AND THE LOSS OF OR OUR INABILITY TO MAINTAIN THESE LICENSES COULD RESULT IN INCREASED COSTS OR DELAY SALES OF OUR PRODUCTS.

        We license technology from third parties, including software that is integrated with internally-developed software and used in our products to perform key functions. We anticipate that we will continue to license technology from third parties in the future. This software may not continue to be available on commercially reasonable terms, if at all. Although we do not believe that we are substantially dependent on any licensed technology, some of the software we license from third parties could be difficult for us to replace. The loss of any of these technology licenses could result in delays in the license of our products until equivalent technology, if available, is developed or identified, licensed and integrated. The use of additional third-party software would require us to negotiate license agreements with other parties, which could result in higher royalty payments and a loss of product differentiation. In addition, the effective implementation of our products depends upon the successful operation of third-party licensed products in conjunction with our products, and therefore any undetected errors in these licensed products could prevent the implementation or impair the functionality of our products, delay new product introductions and/or damage our reputation.

IF WE ARE UNABLE TO RETAIN OUR KEY PERSONNEL, OUR BUSINESS MAY BE HARMED.

        Our future success depends to a significant extent on the continued services of our senior management and other key personnel, and particularly Paul Lego, our chief executive officer. The loss of either this individual or other key employees would likely have an adverse effect on our business. We do not have employment agreements with most of our senior management team. If one or more of our senior management team were to resign, the loss could result in loss of sales, delays in new product development and diversion of management resources.

BECAUSE COMPETITION FOR QUALIFIED PERSONNEL IS INTENSE, WE MAY NOT BE ABLE TO RECRUIT OR RETAIN PERSONNEL, WHICH COULD IMPACT THE DEVELOPMENT AND ACCEPTANCE OF OUR PRODUCTS AND SERVICES.

        We expect that we will need to hire additional personnel in all functional areas in the foreseeable future. Competition for personnel throughout our industry is intense. We may be unable to attract or assimilate other highly-qualified employees in the future. We have in the past experienced, and we expect to continue to experience, difficulty in hiring highly-skilled employees with appropriate qualifications. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Several members of our existing management team have been employed at Virage for less than one year, including our chief financial officer. We may fail to attract and retain qualified personnel, which could have a negative impact on our business.

FAILURE TO PROPERLY MANAGE OUR POTENTIAL GROWTH WOULD BE DETRIMENTAL TO OUR BUSINESS.

        Any growth in our operations will place a significant strain on our resources. As part of this growth, we will have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base and to maintain close coordination among our technical, accounting, finance, marketing, sales and editorial staffs. We will also need to continue to attract, retain and integrate personnel in all aspects of our operations. To the extent we acquire other businesses, we will also need to integrate and assimilate new operations, technologies and personnel. Failure to manage our growth effectively could hurt our business.

DEFECTS IN OUR SOFTWARE PRODUCTS COULD DIMINISH DEMAND FOR OUR PRODUCTS WHICH MAY CAUSE OUR STOCK PRICE TO FALL.

        Our software products are complex and may contain errors that may be detected at any point in the life of the product. We cannot assure you that, despite testing by us and our current and potential customers, errors will not be found in new products or releases after shipment, resulting in loss of revenues, delay in market acceptance and sales, diversion of development resources, injury to our reputation or increased service and warranty costs. If any of these were to occur, our business would be adversely affected and our stock price could fall.

        Because our products are generally used in systems with other vendors' products, they must integrate successfully with these existing systems. System errors, whether caused by our products or those of another vendor, could adversely affect the market acceptance of our products, and any necessary revisions could cause us to incur significant expenses.

WE COULD BE SUBJECT TO LIABILITY CLAIMS AND NEGATIVE PUBLICITY IF OUR CUSTOMERS' SYSTEMS, INFORMATION OR VIDEO CONTENT IS DAMAGED THROUGH THE USE OF OUR PRODUCTS OR OUR APPLICATION SERVICES.

        If our customers' systems, information or video content is damaged by software errors, product design defects or use of our application services, our business may be harmed. In addition, these errors or defects may cause severe customer service and public relations problems. Errors, bugs, viruses or misimplementation of our products or services may cause liability claims and negative publicity ultimately resulting in the loss of market acceptance of our products and services. Our agreements with customers that attempt to limit our exposure to liability claims may not be enforceable in jurisdictions where we operate.

OTHERS MAY BRING INFRINGEMENT CLAIMS AGAINST US WHICH COULD BE TIME CONSUMING AND EXPENSIVE FOR US TO DEFEND.

        Other companies, including our competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to conduct our business. These companies could assert, and it may be found, that our technologies infringe their proprietary rights. We could incur substantial costs to defend any litigation, and intellectual property litigation could force us to do one or more of the following:

        - cease using key aspects of our technology that incorporate the challenged intellectual property;

        - obtain a license from the holder of the infringed intellectual property right; and

        -       redesign some or all of our products.

        From time to time, we have received notices claiming that our technology infringes patents held by third parties. In the event any such claim is successful and we are unable to license the infringed technology on commercially reasonable terms, our business and operating results would be significantly harmed.

IF THE PROTECTION OF OUR INTELLECTUAL PROPERTY IS INADEQUATE, OUR COMPETITORS MAY GAIN ACCESS TO OUR TECHNOLOGY, AND WE MAY LOSE CUSTOMERS.

        We depend on our ability to develop and maintain the proprietary aspects of our technology. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Our proprietary rights may not prove viable or of value in the future since the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

        Unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software or code exists, software piracy can be expected to be a persistent problem. We license our proprietary rights to third parties, and these licensees may not abide by our compliance and quality control guidelines or they may take actions that would materially adversely affect us. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and effective patent, copyright, trademark and trade secret protection may not be available in these foreign jurisdictions. To date, we have not sought protection of our proprietary rights in any foreign jurisdiction. Our efforts to protect our intellectual property rights through patent, copyright, trademark and trade secret laws may not be effective to prevent misappropriation of our technology, or may not prevent the development and design by others of products or technologies similar to or competitive with those developed by us. Our failure or inability to protect our proprietary rights could harm our business.

AS WE EXPAND OUR OPERATIONS INTERNATIONALLY, WE WILL FACE SIGNIFICANT RISKS IN DOING BUSINESS IN FOREIGN COUNTRIES.

        As we expand our operations internationally, we will be subject to a number of risks associated with international business activities, including:

        - costs of customizing our products and services for foreign countries, including localization, translation and conversion to international and other foreign technology standards;

        - compliance with multiple, conflicting and changing governmental laws and regulations, including changes in regulatory requirements that may limit our ability to sell our products and services in particular countries;

        - import and export restrictions, tariffs and greater difficulty in collecting accounts receivable; and

        - foreign currency-related risks if a significant portion of our revenues become denominated in foreign currencies.

FAILURE TO INCREASE OUR BRAND AWARENESS AMONG CONTENT OWNERS COULD LIMIT OUR ABILITY TO COMPETE EFFECTIVELY.

        We believe that establishing and maintaining a strong brand name is important to the success of our business. Competitive pressures may require us to increase our expenses to promote our brand name, and the benefits associated with brand creation may not outweigh the risks and costs associated with brand name establishment. Our failure to develop a strong brand name or the incurrence of excessive costs associated with establishing our brand name, may harm our business.

WE MAY NEED TO MAKE ACQUISITIONS IN ORDER TO REMAIN COMPETITIVE IN OUR MARKET, AND POTENTIAL FUTURE ACQUISITIONS COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS AND DILUTE STOCKHOLDER VALUE.

        Although we have no current plans to do so, we may acquire other businesses in the future in order to remain competitive or to acquire new technologies. As a result of these acquisitions, we may need to integrate products, technologies, widely dispersed operations and distinct corporate cultures. The products, services or technologies of the acquired companies may need to be altered or redesigned in order to be made compatible with our software products and services, or the software architecture of our customers. These integration efforts may not succeed or may distract our management from operating our existing business. Our failure to successfully manage future acquisitions could seriously harm our operating results. In addition, our stockholders would be diluted if we finance the acquisitions by incurring convertible debt or issuing equity securities.

         RISKS RELATING TO THE INTERNET VIDEO INFRASTRUCTURE MARKETPLACE

COMPETITION AMONG INTERNET VIDEO INFRASTRUCTURE COMPANIES IS INTENSE. IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, OUR BUSINESS WILL FAIL.

        Competition among Internet video infrastructure companies seeking to attract new customers is intense and we expect this intensity of competition to increase in the future. Our competitors vary in size and in the scope and breadth of the products and services they offer and may have significantly greater financial, technical and marketing resources. Our current direct competitors include Excalibur Technologies and MediaSite. In May 2000, Intel and Excalibur announced a relationship pursuant to which Excalibur and a division of Intel will merge to form a new entity that will focus on providing Internet video infrastructure. We may also compete indirectly with system integrators to the extent they may embed or integrate competing technologies into their product offerings, and in the future we may compete with video service providers and searchable video portals. In addition, we may compete with our current and potential customers who may contemplate developing software or performing application services internally. Increased competition could result in price reductions, reduced margins or loss of market share, any of which will cause our business to suffer.

IF BROADBAND TECHNOLOGY IS NOT ADOPTED OR DEPLOYED AS QUICKLY AS WE EXPECT, DEMAND FOR OUR PRODUCTS AND SERVICES MAY NOT GROW AS QUICKLY AS ANTICIPATED.

        Broadband technology such as digital subscriber lines, commonly referred to as DSL, and cable modems, which allows video content to be transmitted over the Internet more quickly than current technologies, has only recently been developed and is just beginning to be deployed. The growth of our business depends in part on the broad market acceptance of broadband technology. If the market does not adopt broadband technology, or adopts it more slowly than we anticipate, demand for our products and services may not grow as quickly as we anticipate, which will harm our business.

        We depend on the efforts of third parties to develop and provide the technology for broadband transmission. Even if broadband access becomes widely available, heavy use of the Internet may negatively impact the quality of media delivered through broadband connections. If these third parties experience delays or difficulties establishing the technology to support widespread broadband transmission, or if heavy usage limits the broadband experience, the market may not accept our products and services.

        Because the anticipated growth of our business depends in part on broadband transmission infrastructure, we are subject to a number of risks, including:

        -       changes in content delivery methods and protocols;

        - the need for continued development by our customers of compelling content that takes advantage of broadband access and helps drive market acceptance of our products and services;

        - the emergence of new competitors, including traditional broadcast and cable television companies, which have significant control over access to content, substantial resources and established relationships with media providers;

        - the development of relationships by our competitors with companies that have significant access to or control over the broadband transmission technology or content; and

        - the need to establish new relationships with non-PC based providers of broadband access, such as providers of television set-top boxes and cable television.

GOVERNMENT REGULATION OF THE INTERNET COULD LIMIT OUR GROWTH.

        We are not currently subject to direct regulation by any government agency, other than laws and regulations generally applicable to businesses, although certain U.S. export controls and import controls of other countries may apply to our products. While there are currently few laws or regulations that specifically regulate communications or commerce on the Internet, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted in the U.S. and abroad in the near future with particular applicability to the Internet. It is possible that governments will enact legislation that may be applicable to us in areas such as content, network security, access charges and retransmission activities. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, content, taxation, defamation and personal privacy is uncertain. The adoption of new laws or the adaptation of existing laws to the Internet may decrease the growth in the use of the Internet, which could in turn decrease the demand for our services, increase the cost of doing business or otherwise hurt our business.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

   None.

Item 2. Changes in Securities and Use of Proceeds

  (c) Recent Sales of Unregistered Securities.

        During the three months ended June 30, 2000, Virage, Inc. issued and sold the following unregistered securities:

        Options to purchase 646,150 shares of our common stock on various dates to directors, employees and consultants under our 1997 Stock Option Plan. These options were issued in connection with employment or other service relationships, and no consideration was paid by the recipients for the options. The exercise price of the options is the fair market value determined on the date of exercise, and the options are generally on the standard terms for options issued under the 1997 Stock Option Plan. In addition, 4,166 shares of our common stock were exercised on various dates pursuant to employee options.

        34,197 shares of our series E preferred stock in June 2000 to an accredited investor pursuant to a net exercise of a warrant.

        19,055 shares of our series E preferred stock in June 2000 to an accredited investor pursuant to an exercise of a warrant at a price per share of $6.56 for a total purchase price of $125,000.80.

        181,818 shares of common stock pursuant to an exercise of a warrant at a price per share of $11.00 for a total purchase price of $1,999,998.00 to an accredited investor

        In issuing these securities and granting these options to directors, employees and consultants, we relied on exemptions from registration under the Securities Act of 1933 ("the Act") in reliance upon Rule 701 promulgated under Section 3(b) of the Act as transactions pursuant to compensatory benefit plans and contracts relating to compensation. In issuing the securities pursuant to the warrants, the recipients represented that they were accredited investors, and we relied on the exemption from registration under the Act provided by Section 4(2).

  (d) Use of Proceeds

        On June 28, 2000, we commenced a firm commitment underwritten initial public offering of 3,500,000 shares of our common stock, at a price of $11.00 per share. The shares of the common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (File No. 333-96315). The Securities and Exchange Commission declared the Registration Statement effective on June 28, 2000. The public offering was underwritten by a syndicate of underwriters led by Credit Suisse First Boston, FleetBoston Robertson Stephens Inc. and Wit SoundView Corporation, as their representatives. The public offering was not completed until July 2000, after the three months ended June 30, 2000

Item 3. Defaults Upon Senior Securities

   None.

Item 4. Submission of Matters to a Vote of Security Holders

        We held our Annual Meeting of Stockholders on May 19, 2000. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against and the number of abstentions with respect to each matter. Each director proposed by us was elected and the stockholders also approved the management proposal we proposed.

        (a)     The stockholders reelected the nominees for our Board of
                Directors:

Director                       Shares voted for          Shares withheld
--------                       ----------------          ---------------

Ramesh Jain .................      9,436,747                4,577,601
Paul G. Lego ................      9,436,747                4,577,601
Standish H. O'Grady .........      9,436,747                4,577,601
Lawrence K. Orr .............      9,436,747                4,577,601
C.K. Prahalad ...............      9,436,747                4,577,601
William H. Younger, Jr. .....      9,436,747                4,577,601
Philip W. Halperin ..........      9,436,747                4,577,601

        (b) The stockholders approved the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending March 31, 2001:

Shares voted for: ......      9,436,747
Shares voted against: ..             --
Shares abstaining: .....      4,577,601

        In June 2000, we submitted to our stockholders a proposal to amend the Sixth Amended and Restated Certificate of Incorporation, which, among other things, effects a one-for-two reverse stock split and adopts certain anti-takeover measures. The proposal was approved by written consent of the stockholders and became effective in June 2000. The results of the voting by written consent were as follows: votes FOR the proposal were cast by holders of 13,708,081 shares of Common and Preferred Stock; votes AGAINST the proposal were cast by holders of 32,271 shares of Common and Preferred Stock. Holders of 273,996 shares of Common and Preferred Stock did not cast a vote or abstained.

Item 5. Other Information

   None.

Item 6. Exhibits and Report on Form 8-K.

  (a) Exhibits

    Exhibit
    Number      Description of Document
    -------     -----------------------

     3.4        Seventh Amended and Restated Certificate of Incorporation of
                Registrant

    27.1        Financial Data Schedule

    27.2        Financial Data Schedule

  (b) Reports on Form 8-K

      None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            VIRAGE, INC.

Date:  August 8, 2000                      By: /s/ Alfred J. Castino
                                               ---------------------------------
                                               Alfred J. Castino
                                               Vice President, Finance and
                                               Chief Financial Officer
                                               (Duly Authorized Officer and
                                               Principal Financial Officer)

                                 EXHIBIT INDEX

    Exhibit
    Number      Description of Document
    -------     -----------------------

     3.4        Seventh Amended and Restated Certificate of Incorporation of
                Registrant

    27.1        Financial Data Schedule

    27.2        Financial Data Schedule