Form 10-Q
period 2000-09-30
VIRAGE INC
filed 2000-11-08
CIK 1101147

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER: 333-96315

                            ------------------------
                                  VIRAGE, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                  38-3171505
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

                            177 BOVET ROAD, SUITE 520
                        SAN MATEO, CALIFORNIA 94402-3116
                                 (650) 573-3210

(Address, including zip code, and telephone number, including area code, of the registrant's principal executive offices)

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 20,171,842 as of November 6, 2000.

================================================================================

                                  VIRAGE, INC.

                                      INDEX

                                                                                         PAGE
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
         Condensed Consolidated Balance Sheets - September 30, 2000 and March 31, 2000..   3
         Condensed Consolidated Statements of Operations - Three and Six Months Ended
           September 30, 2000 and 1999 .................................................   4
         Condensed Consolidated Statements of Cash Flows - Six Months Ended
           September 30, 2000 and 1999..................................................   5
       Notes to Condensed Consolidated Financial Statements.............................   6
Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................................   11

PART II: OTHER INFORMATION
Item 1. Legal Proceedings...............................................................   28
Item 2. Changes in Securities and Use of Proceeds.......................................   28
Item 3. Defaults Upon Senior Securities.................................................   29
Item 4. Submission of Matters to a Vote of Security Holders.............................   29
Item 5. Other Information...............................................................   29
Item 6. Exhibits and Reports on Form 8-K................................................   29
Signature...............................................................................   30

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements


                                  VIRAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                  SEPTEMBER 30,     MARCH 31,
                                                                      2000            2000
                                                                   ---------       ---------
                                ASSETS
Current assets:
  Cash and cash equivalents .................................      $  54,799       $  10,107
  Short-term investments ....................................          5,633              --
  Accounts receivable, net ..................................          1,649           1,792
  Prepaid expenses and other current assets .................          1,137           1,217
                                                                   ---------       ---------
      Total current assets ..................................         63,218          13,116

Property and equipment, net .................................          3,967           2,320
Other assets ................................................          2,593           3,436
                                                                   ---------       ---------
      Total assets ..........................................      $  69,778       $  18,872
                                                                   =========       =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                       (NET CAPITAL DEFICIENCY)

Current liabilities:
  Accounts payable ..........................................      $     806       $     773
  Accrued payroll and related expenses ......................          2,257             659
  Accrued expenses ..........................................          2,751           1,769
  Deferred revenue ..........................................          2,757           1,656
  Current portion of borrowings .............................             --             158
                                                                   ---------       ---------
      Total current liabilities .............................          8,571           5,015

Long-term portion of borrowings .............................             --              83

Redeemable convertible preferred stock ......................             --          36,995

Stockholders' equity (net capital deficiency):
  Common stock ..............................................             20               3
  Additional paid-in capital ................................        120,450          23,671
  Deferred compensation .....................................        (12,121)        (14,595)
  Accumulated deficit .......................................        (47,142)        (32,300)
                                                                   ---------       ---------
      Total stockholders' equity (net capital deficiency) ...         61,207         (23,221)
                                                                   ---------       ---------
      Total liabilities and stockholders' equity (net
        capital deficiency) .................................      $  69,778       $  18,872
                                                                   =========       =========

                             See accompanying notes

                                  VIRAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                      -----------------------       -----------------------
                                                        2000           1999           2000           1999
                                                      --------       --------       --------       --------
Revenues:
  License revenues .............................      $  1,373       $    951       $  2,466       $  1,960
  Service revenues .............................         1,202            199          2,021            287
  Other revenues ...............................             4             31             23             92
                                                      --------       --------       --------       --------
    Total revenues .............................         2,579          1,181          4,510          2,339
Cost of revenues:
  License revenues .............................           164            188            312            365
  Service revenues(1) ..........................         1,781            327          3,262            488
  Other revenues ...............................            24             56             79             98
                                                      --------       --------       --------       --------
    Total cost of revenues .....................         1,969            571          3,653            951
                                                      --------       --------       --------       --------
Gross profit ...................................           610            610            857          1,388
Operating expenses:
  Research and development(2) ..................         2,231            790          4,264          1,540
  Sales and marketing(3) .......................         4,255          1,375          8,238          3,189
  General and administrative(4) ................         1,302            535          2,544            972
  Stock-based compensation .....................           856             53          1,692             94
                                                      --------       --------       --------       --------
    Total operating expenses ...................         8,644          2,753         16,738          5,795
                                                      --------       --------       --------       --------
Loss from operations ...........................        (8,034)        (2,143)       (15,881)        (4,407)
Interest and other income, net .................           927             13          1,039             45
                                                      --------       --------       --------       --------
Net loss .......................................      $ (7,107)      $ (2,130)      $(14,842)      $ (4,362)
                                                      ========       ========       ========       ========

Basic and diluted net loss per share ...........      $  (0.38)      $  (1.01)      $  (1.36)      $  (2.11)
                                                      ========       ========       ========       ========

Shares used in computation of basic and
  diluted net loss per share ...................        18,662          2,109         10,938          2,067
                                                      ========       ========       ========       ========

Pro forma basic and diluted net loss per share .      $  (0.37)      $  (0.22)      $  (0.91)      $  (0.46)
                                                      ========       ========       ========       ========

Shares used to compute pro forma basic and
  diluted net loss per share applicable to
  common stockholders ..........................        19,226          9,626         16,381          9,467
                                                      ========       ========       ========       ========


(1) Excluding $76 and $152 in amortization of deferred stock-based compensation for the three and six months ended September 30, 2000, respectively (none for the three and six months ended September 30, 1999).

(2) Excluding $136 and $274 in amortization of deferred stock-based compensation for the three and six months ended September 30, 2000, respectively ($12 for both the three and six months ended September 30, 1999).

(3) Excluding $246 and $510 in amortization of deferred stock-based compensation for the three and six months ended September 30, 2000, respectively ($41 and $82 for the three and six months ended September 30, 1999, respectively).

(4) Excluding $398 and $756 in amortization of deferred stock-based compensation for the three and six months ended September 30, 2000, respectively (none for the three and six months ended September 30, 1999).

                             See accompanying notes

                                  VIRAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                      -----------------------
                                                                        2000           1999
                                                                      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................................      $(14,842)      $ (4,362)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization ................................           766            294
  Amortization of deferred compensation related to
    stock options ..............................................         2,143            181
  Amortization of deferred advertising costs and
     technology right ..........................................           408             --
  Changes in operating assets and liabilities:
    Accounts receivable ........................................           143           (274)
    Prepaid expenses and other current assets ..................          (310)            20
    Other assets ...............................................            13             78
    Accounts payable ...........................................            33             53
    Accrued payroll and related expenses .......................         1,598           (297)
    Accrued expenses ...........................................           982             97
    Deferred revenue ...........................................         1,101            374
                                                                      --------       --------
Net cash used in operating activities ..........................        (7,965)        (3,836)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment .............................        (2,413)          (817)
Purchases of short-term investments ............................        (5,633)            --
                                                                      --------       --------
Net cash used in investing activities ..........................        (8,046)          (817)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank line of credit ..............................           806             --
Principal payments on loans and capital leases .................        (1,047)           (66)
Proceeds from exercise of stock options, net of repurchases ....           531            299
Proceeds from issuance of redeemable convertible preferred
  stock, net of offering costs .................................            --         15,306
Proceeds from issuance of common stock, net of
   offering costs ..............................................        58,288             --
Proceeds from exercise of warrants to purchase
  preferred and common stock ...................................         2,125             --
                                                                      --------       --------
Net cash provided by financing activities ......................        60,703         15,539
                                                                      --------       --------
Net increase in cash and cash equivalents ......................        44,692         10,886
Cash and cash equivalents at beginning of period ...............        10,107          4,357
                                                                      --------       --------
Cash and cash equivalents at end of period .....................      $ 54,799       $ 15,243
                                                                      ========       ========

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING, INVESTING
AND FINANCING ACTIVITIES:
Conversion of prepaid offering costs to equity at IPO ..........      $    812       $     --
Conversion of redeemable preferred stock to equity at IPO ......      $ 36,995       $     --
Deferred compensation related to stock options .................      $     70       $  5,347
Reversal of deferred compensation upon employee
  termination ..................................................      $    401       $     --


                             See accompanying notes

                                  VIRAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial statements at September 30, 2000 and for the three and six months ended September 30, 2000 and 1999 have been included.

    The condensed consolidated financial statements include the accounts of Virage, Inc. (the "Company") and its majority owned subsidiary, Virage Europe, Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

    Results for the three and six months ended September 30, 2000 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's Registration Statement on Form S-1 (No. 333-96315), including the related prospectus dated June 28, 2000 as filed with the United States Securities and Exchange Commission. The accompanying balance sheet at March 31, 2000 is derived from the Company's audited consolidated financial statements at that date.

Revenue Recognition

     The Company enters into arrangements for the sale of licenses of software products and related maintenance contracts and application services offerings; and also receives revenues under U.S. government agency research grants. Service revenues include revenues from maintenance contracts and application services. Other revenues are primarily U.S. government agency research grants.

     The Company's revenue recognition policy is in accordance with the American Institute of Certified Public Accountants, or AICPA's, Statement of Position No. 97-2, or SOP 97-2, "Software Revenue Recognition," as amended by Statement of Position No. 98-4, "Deferral of the Effective Date of SOP 97-2, "Software Revenue Recognition, "" or SOP 98-4, and Statement of Position No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions" or SOP 98-9. For each arrangement, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. The Company considers all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If collectibility is not considered probable, revenue is recognized when the fee is collected provided all other criteria are met. No customer has the right of return.

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

     Arrangements consisting of license and maintenance. For those contracts that consist solely of license and maintenance, the Company recognizes license revenues based upon the residual method after all elements other than maintenance have been delivered as prescribed by SOP 98-9. The Company recognizes maintenance revenues over the term of the maintenance contract as vendor specific objective evidence of fair value for maintenance exists. In accordance with paragraph ten of SOP 97-2, vendor specific objective evidence of fair value of maintenance is determined by reference to the price the customer will be required to pay when it is sold separately (that is, the renewal rate). Each license agreement offers additional maintenance renewal periods at a stated price. Maintenance contracts are typically one year in duration. Revenue is recognized on a per copy basis for licensed software when each copy of the license requested by the customer is delivered. Revenue is recognized on licensed software on a per user or per server basis for a fixed fee when the product master is delivered to the customer. There is no right of return or price protection for sales to domestic and international distributors, system integrators, or value added resellers. In situations where the distributor, integrator or reseller has a purchase order from the end user that is immediately deliverable, the Company recognizes revenue on shipment to the distributor, integrator or reseller, if other criteria in SOP 97-2 are met, since we have no risk of concessions. The Company defers revenues on shipments to distributors, integrators or resellers if the party does not have a purchase order from an end user that is immediately deliverable or other criteria in SOP 97-2 are not met. The Company recognizes royalty revenues upon receipt of the quarterly reports from the vendors.

     Application services. Application services revenues consist of set-up fees, video processing fees and application hosting fees. Set-up fees are recognized ratably over the contract term, which is generally six to 18 months. The Company generates video processing fees for each hour of video that a customer deploys. Processing fees are recognized as encoding, indexing and editorial services are performed and are based upon hourly rates per hour of video content. Application hosting fees are generated based on the number of video queries processed, subject in some cases to monthly minimums and maximums. The Company recognizes revenues on transaction fees that are subject to monthly minimums based on the greater of actual transaction fees or the monthly minimum, and monthly maximums based on the lesser of actual transaction fees or the monthly maximum, since the Company has no further obligations, the payment terms are normal and each month is a separate measurement period.

     Other revenues. Other revenues consist primarily of U.S. government agency research grants that are best effort arrangements. The software-development arrangements are within the scope of the FASB's Statement of Financial Accounting Standards No. 68, "Research and Development Arrangements". As the financial risks associated with the software-development arrangement rests solely with the U.S. government agency, the Company recognizes revenues as the services are performed. The cost of these services are included in cost of other revenues. The Company's contractual obligations are to provide the required level of effort (hours), technical reports, and funds and man-hour expenditure reports.

Use of Estimates

    The preparation of the accompanying unaudited condensed consolidated financial statements requires management to make estimates and assumptions that effect the amounts reported in these financial statements. Actual results could differ from those estimates.

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


Cash Equivalents and Short-Term Investments

    The Company invests its excess cash in money market accounts and debt instruments and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with an original maturity at the time of purchase of over three months are classified as short-term investments regardless of maturity date, as all such instruments are classified as available-for-sale and can be readily liquidated to meet current operational needs. At September 30, 2000, all of the Company's total cash equivalents and short-term investments were classified as available-for-sale and consisted of obligations issued by U.S. government agencies and multinational corporations, maturing within one year.

Comprehensive Net Loss

     The Company has had no other comprehensive income (loss), and consequently, net loss equals total comprehensive net loss for the three and six months ended September 30, 2000 and 1999.

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

    The following table presents the computation of basic and diluted and pro forma basic and diluted net loss per share (in thousands, except per share data):

                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                 -----------------------       -----------------------
                                                   2000           1999           2000           1999
                                                 --------       --------       --------       --------
Net loss ..................................      $ (7,107)      $ (2,130)      $(14,842)      $ (4,362)
                                                 ========       ========       ========       ========
Weighted-average shares of common
  stock outstanding .......................        19,070          2,504         11,387          2,456
Less weighted-average shares of
  common stock subject to repurchase ......          (408)          (395)          (449)          (389)
                                                 --------       --------       --------       --------
Weighted-average shares used in
  computation of basic and diluted net
  loss per share ..........................        18,662          2,109         10,938          2,067
                                                 ========       ========       ========       ========

Basic and diluted net loss per share ......      $  (0.38)      $  (1.01)      $  (1.36)      $  (2.11)
                                                 ========       ========       ========       ========
Shares used in computation of basic and
  diluted net loss per share ..............        18,662          2,109         10,938          2,067
Pro forma adjustment to reflect
  weighted-average effect of the
  assumed conversion of
  convertible preferred stock .............           564          7,517          5,443          7,400
                                                 --------       --------       --------       --------
Shares used in computing pro
  forma basic and diluted net
  loss per share ..........................        19,226          9,626         16,381          9,467
                                                 ========       ========       ========       ========
Pro forma basic and diluted net
  loss per share ..........................      $  (0.37)      $  (0.22)      $  (0.91)      $  (0.46)
                                                 ========       ========       ========       ========

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

Impact of Recently Issued Accounting Standards

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting methods for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company will be required to implement FAS 133 at the beginning of fiscal 2002. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the Company does not expect that the adoption of FAS 133 will have a material impact on its financial position, results of operations or cash flows.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements of public companies. SAB 101B delayed the effective date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999 (the fourth quarter of fiscal 2001 for the Company). For companies adopting SAB 101 subsequent to the first quarter, financial information for prior quarters would be restated with cumulative effect adjustment reflected in the first quarter in accordance with FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." In subsequent periods, registrants should disclose the amount of revenue, if material, recognized in those periods that were included in the cumulative effect adjustment. The Company is reviewing the guidance of SAB 101 and currently believes that its revenue recognition policy is consistent with the guidance of SAB 101.

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


2. STOCKHOLDERS' EQUITY

Initial Public Offering and Amended and Restated Certificate of Incorporation

    In July 2000, the Company completed its initial public offering and issued 3,500,000 shares of its common stock to the public at a price of $11.00 per share. The Company received net proceeds of $34,105,000 in cash after deducting the underwriters' commissions and approximately $1,700,000 of offering costs ($812,000 of which had been paid by the Company as of September 30, 2000). The Company's underwriters also exercised their over-allotment option to purchase an additional 525,000 shares of the Company's common stock at a price of $11.00 per share resulting in an additional $5,371,000 of net proceeds to the Company.

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

    In addition, the Company amended the conversion terms of its redeemable convertible preferred stock by reducing the automatic conversion price per share to $8.00 per share from $11.152 per share. All outstanding shares of redeemable convertible preferred stock were converted into an aggregate of 10,369,451 shares of common stock at the closing of the Company's public offering.

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


3.  SEGMENT REPORTING

     The Company has two reportable segments: the sale of software and related software support services including revenues from U.S. government agencies ("software") and the sale of its application services which includes set-up fees, video processing fees, and application hosting fees ("application services") . The Company's Chief Operating Decision Maker ("CODM") is the Company's Chief Executive Officer who evaluates performance and allocates resources based upon total revenues and gross profit (loss). Discreet financial information for each segment's profit and loss and each segment's total assets is not provided to the Company's CODM, nor is it tracked by the Company.

     Information on the Company's reportable segments for the three and six months ended September 30, 2000 and 1999 are as follows (in thousands):

                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                       SEPTEMBER 30,              SEPTEMBER 30,
                                  ---------------------       ---------------------
                                   2000          1999          2000          1999
                                  -------       -------       -------       -------
SOFTWARE:

Total revenues .............      $ 1,741       $ 1,135       $ 3,121       $ 2,293

Total cost of revenues .....          313           385           610           699
                                  -------       -------       -------       -------

Gross profit ...............      $ 1,428       $   750       $ 2,511       $ 1,594
                                  =======       =======       =======       =======

APPLICATION SERVICES:

Total revenues .............      $   838       $    46       $ 1,389       $    46

Total cost of revenues .....        1,656           186         3,043           252
                                  -------       -------       -------       -------


Gross loss .................      $  (818)      $  (140)      $(1,654)      $  (206)
                                  =======       =======       =======       =======

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

OVERVIEW

     Virage provides software products and application services that enable owners of video content to manage, publish and distribute their video assets over the Internet and corporate intranets. Depending on their particular needs and resources, these video content owners may elect either to license our software products or to subscribe to our application services. Our customers include media and entertainment companies, other corporations, government agencies and educational institutions.

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

     We incurred net losses of $7,107,000 and $14,842,000 during the three and six months ended September 30, 2000, respectively. As of September 30, 2000, we had an accumulated deficit of $47,142,000. We expect to continue to incur operating losses for the foreseeable future. In view of the rapidly changing nature of our market and our limited operating history, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our historic revenue growth rates are not necessarily sustainable or indicative of our future growth.

RESULTS OF OPERATIONS

     The following table sets forth consolidated financial data for the periods indicated, expressed as a percentage of total revenues.

                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                    SEPTEMBER 30,                       SEPTEMBER 30,
                                               ----------------------              ----------------------
                                               2000              1999              2000              1999
                                               ----              ----              ----              ----
Revenues:
  License revenues ................              53%               80%               54%               84%
  Service revenues ................              46                17                45                12
  Other revenues ..................               1                 3                 1                 4
                                               ----              ----              ----              ----
    Total revenues ................             100               100               100               100
Cost of revenues:
  License revenues ................               6                16                 7                16
  Service revenues ................              69                28                72                21
  Other revenues ..................               1                 5                 2                 4
                                               ----              ----              ----              ----
    Total cost of revenues ........              76                49                81                41
                                               ----              ----              ----              ----
Gross profit ......................              24                51                19                59
Operating expenses:
  Research and development ........              87                67                95                66
  Sales and marketing .............             165               116               183               136
  General and administrative ......              51                45                56                41
  Stock-based compensation ........              33                 4                37                 4
                                               ----              ----              ----              ----
    Total operating expenses ......             336               232               371               247
                                               ----              ----              ----              ----
Loss from operations ..............             312              (181)             (352)             (188)
Interest and other income, net ....              36                 1                23                 2
                                               ----              ----              ----              ----
Net loss ..........................            (276)%            (180)%            (329)%            (186)%
                                               ====              ====              ====              ====


THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     Total Revenues. Total revenues increased 118% to $2,579,000 for the three months ended September 30, 2000 from $1,181,000 for the three months ended September 30, 1999. Total revenues increased 93% to $4,510,000 for the six months ended September 30, 2000 from $2,339,000 for the six months ended September 30, 1999. These increases were a result of increases in license and service revenues, slightly offset by a decrease in other revenues. International revenues increased to $642,000, or 25% of total revenues, for the three months ended September 30, 2000 from $312,000, or 26% of total revenues, for the three months ended September 30, 1999. International revenues increased to $1,035,000, or 23% of total revenues, for the six months ended September 30, 2000 from $606,000, or 26% of total revenues, for the six months ended September 30, 1999. Sales to two customers each accounted for 14% and 10%, respectively, of total revenues for the three months ended September 30, 1999 and sales to three customers each accounted for 41%, 16% and 14%, respectively, of total revenues for the six months ended September 30, 1999 (no customer constituted more than 10% of total revenues for the three or six months ended September 30, 2000). Sales to agencies of the U.S. government accounted for 26% and 23% of total revenues for the three and six months ended September 30, 1999, respectively (less than 10% for the three and six months ended September 30, 2000).

     License revenues increased to $1,373,000 for the three months ended September 30, 2000 from $951,000 for the three months ended September 30, 1999, an increase of $422,000. License revenues increased to $2,466,000 for the six months ended September 30, 2000 from $1,960,000 for the six months ended September 30, 1999, an increase of $506,000. These increases were primarily a result of the introduction of new product lines and the expansion of our domestic and international sales and marketing operations.

     Service revenues increased to $1,202,000 for the three months ended September 30, 2000 from $199,000 for the three months ended September 30, 1999, an increase of $1,003,000. Service revenues increased to $2,021,000 for the six months ended September 30, 2000 from $287,000 for the six months ended September 30, 1999, an increase of $1,734,000. This growth was due to the growth of our application services offering.

     Other revenues decreased to $4,000 and $23,000 for the three and six months ended September 30, 2000, respectively, from $31,000 and $92,000 for the three and six months ended September 30, 1999, respectively, decreases of $27,000 and $69,000, respectively. The majority of these decreases were attributable to a smaller amount of government research project work in comparison to the same periods of the prior year.

     Total Cost of Revenues. Total cost of revenues increased to $1,969,000, or 76% of total revenues, for the three months ended September 30, 2000 from $571,000, or 49% of total revenues, for the three months ended September 30, 1999. Total cost of revenues increased to $3,653,000, or 81% of total revenues, for the six months ended September 30, 2000 from $951,000, or 41% of total revenues, for the six months ended September 30, 1999. These increases in total cost of revenues were primarily due to increases in the cost of service revenues, particularly the costs of our application services.

     Cost of license revenues decreased to $164,000, or 12% of license revenues, for the three months ended September 30, 2000 from $188,000, or 20% of license revenues, for the three months ended September 30, 1999. For the six months ended September 30, 2000, cost of license revenues decreased to $312,000, or 13% of license revenues, from $365,000, or 19% of license revenues, during the same period in the prior year. These decreases in absolute dollars were primarily a result of an amendment of an existing technology license agreement that lowered the amount of our royalty obligations.

     Cost of service revenues increased to $1,781,000, or 148% of service revenues for the three months ended September 30, 2000 from $327,000, or 164% of service revenues, for the three months ended September 30, 1999. For the six months ended September 30, 2000, cost of service revenues were $3,262,000, or 161% of service revenues, versus $488,000, or 170% of service revenues, for the six months ended September 30, 1999. These increases were due to expenditures for the development of application services. We expect the cost of service revenues to increase substantially and margins on our service revenues to remain negative for the foreseeable future as we expand our application services and worldwide support capabilities.

     Cost of other revenues decreased to $24,000 and $79,000, or 600% and 343% of other revenues, for the three and six months ended September 30, 2000 from $56,000 and $98,000, or 180% and 107% of other revenues, for the three and six months ended September 30, 1999. These decreases are primarily a result of fewer hours spent on a government agency project that neared completion during the three and six months ended September 30, 2000.

     Research and Development Expenses. Research and development expenses consist primarily of personnel and related costs for our development efforts. Research and development expenses increased to $2,231,000, or 87% of total revenues, for the three months ended September 30, 2000 from $790,000, or 67% of total revenues, for the three months ended September 30, 1999. For the six months ended September 30, 2000, research and development expenses were $4,264,000, or 95% of total revenues, versus $1,540,000, or 66% of total revenues, for the six months ended September 30, 1999. These increases in absolute dollars were due to increases in our research and development staff. We expect research and development expenses to increase substantially for the foreseeable future as we believe that significant product development expenditures are essential for us to maintain and enhance our market position. To date, we have not capitalized any software development costs pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" (FAS 86) as costs incurred pursuant to FAS 86 have been insignificant.

     Sales and Marketing Expenses. Sales and marketing expenses consist of personnel and related costs for our direct sales force, pre-sales support and marketing staff, and marketing programs including trade shows and advertising. Sales and marketing expenses increased to $4,255,000, or 165% of total revenues, for the three months ended September 30, 2000 from $1,375,000, or 116% of total revenues, for the three months ended September 30, 1999. For the six months ended September 30, 2000, sales and marketing expenses increased to $8,238,000, or 183% of total revenues, from $3,189,000, or 136% of total revenues, for the six months ended September 30, 1999. These increases in absolute dollars were due to growth in our sales and marketing personnel and increased expenses incurred in connection with trade shows and additional marketing programs. The increase in our sales and marketing staff related to the opening of new sales offices in the United States and in Europe. We expect sales and marketing expenses to increase substantially for the foreseeable future as we hire additional sales and marketing personnel, increase spending on advertising and marketing programs, and expand our operations in North America and internationally.

     General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities and information system expenses not allocated to other departments, as well as the costs of our external audit firm and our outside legal counsel. General and administrative expenses increased to $1,302,000, or 51% of total revenues, for the three months ended September 30, 2000 from $535,000, or 45% of total revenues, for the three months ended September 30, 1999. General and administrative expenses increased to $2,544,000, or 56% of total revenues, for the six months ended September 30, 2000 from $972,000, or 41% of total revenues, for the six months ended September 30, 1999. These increases in absolute dollars were primarily due to an increase in our general and administrative headcount and additional costs that we have incurred as a newly public company. We expect general and administrative expenses to increase substantially for the foreseeable future as we hire additional general and administrative personnel and enhance our information systems to support our expected growth.

     Stock-Based Compensation Expense. Stock based compensation expense represents the amortization of deferred compensation (calculated as the difference between the exercise price of stock options granted to our employees and the then deemed fair value of our common stock) for stock options granted to our employees. We recognized stock-based compensation expense of $856,000 and $53,000 for the three months ended September 30, 2000 and 1999, respectively. For the six months ended September 30, 2000, we recognized stock-based compensation expense of $1,692,000 as compared to $94,000 for the six months ended September 30, 1999.

     Interest and Other Income, Net. Interest and other income, net, includes interest income from cash, cash equivalents and short-term investments, offset by interest on capital leases and bank debt. Interest and other income, net, increased to $927,000 and $1,039,000 for the three and six months ended September 30, 2000, respectively, from $13,000 and $45,000 for the three and six months ended September 30, 1999. These increases were due to interest income from increased cash and short-term investments balances.

     Provision for Income Taxes. We have not recorded a provision for federal and state or foreign income taxes for the three and six months ended September 30, 2000 or 1999 because we have experienced net losses since inception, which have resulted in deferred tax assets. We have recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance through future taxable profits.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, we had cash, cash equivalents and short-term investments of $60,432,000, an increase of $50,325,000 from March 31, 2000 and our working capital, defined as current assets less current liabilities, was $54,647,000, an increase of $46,546,000 in working capital from March 31, 2000. The increase in our working capital is primarily attributable to cash generated from financing activities from our private placement, our initial public offering including the exercise of our underwriters' over-allotment option
(IPO), and the exercise of warrants and stock options, resulting in $60,132,000 of net proceeds to us during the six months ended September 30, 2000.

     We have a $1,500,000 senior line of credit facility with a bank that bears interest at the bank's prime lending rate less 0.25% and expires in November 2000. At September 30, 2000, there was no outstanding balance under this line of credit. This line of credit is secured by accounts receivable and other assets.

     Our operating activities resulted in net cash outflows of $7,965,000 and $3,836,000 for the six months ended September 30, 2000 and 1999, respectively. The cash used in these periods was primarily attributable to net losses of $14,842,000 and $4,362,000 in the six months ended September 30, 2000 and 1999, respectively.

     Investing activities resulted in cash outflows of $8,046,000 and $817,000 for the six months ended September 30, 2000 and 1999, respectively. These expenditures were primarily for the purchase of short-term investments during the six months ended September 30, 2000 and for the purchases of computer hardware and software and furniture and fixtures for the six months ended September 30, 2000 and 1999. We expect that capital expenditures will continue to increase to the extent we increase our headcount and expand our operations.

     Financing activities provided net cash inflows of $60,703,000 and $15,539,000 during the six months ended September 30, 2000 and 1999, respectively, primarily as a result of sales of our preferred and common stock (including our IPO in fiscal 2001).

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

                          RISKS RELATED TO OUR BUSINESS

OUR REVENUE, COST OF SALES, AND EXPENSE FORECASTS WERE ONLY RECENTLY INTRODUCED TO THE PUBLIC AND THERE ARE A NUMBER OF RISKS THAT MAKE IT DIFFICULT FOR US TO FORESEE FACTORS THAT MAY IMPACT SUCH FORECASTS.

    Our Company has limited visibility into future demand, and our limited operating history makes it difficult for us to foresee factors that may impact such future demand. Visibility over potential sales is typically limited to the current quarter. In order to provide a revenue forecast for the current quarter, we must make assumptions about conversion of these potential sales into current quarter revenues. Such assumptions may be materially incorrect due to competition for the customer order including pricing pressures, sales execution issues, customer selection criteria or length of customer selection cycle, the failure of sales contracts to meet our revenue recognition criteria, our inability to hire and retain qualified personnel, our inability to develop new markets in Europe or Asia, and other factors that may be beyond our control. In addition, we are reliant on third party resellers for a significant portion of our license revenues, and we have limited visibility into the status of orders from such third parties.

    For quarters beyond the current quarter, we have very limited visibility into potential sales opportunities, and thus we have a lower confidence level in any revenue forecast or forward-looking guidance. In developing a revenue forecast for such quarters, we assess any customer indications about future demand, general industry trends, marketing lead development activities, productivity goals for the sales force and expected growth in sales personnel, and any demand for products that we may have.

    Our cost of sales and expense forecasts are based upon our budgets and spending forecasts for each area of the company. Circumstances we may not foresee could increase cost and expense levels beyond the levels forecasted. Such circumstances may include competitive threats in our markets for which we may need to address with additional sales and marketing expenses, legal claims, employee turnover, additional royalty expenses should we lose a source of current technology, losses of key management personnel, unknown defects in our products, and other factors we cannot foresee.

    In addition, our business is also subject to other risks detailed in our filings with the Securities and Exchange Commission, including our S-1 and 10-Q filings, and as are described below.

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

WE HAVE NOT BEEN PROFITABLE AND IF WE DO NOT ACHIEVE PROFITABILITY, OUR BUSINESS MAY FAIL.

     We have experienced operating losses in each quarterly and annual period since we were formed and we expect to incur significant losses in the future. As of September 30, 2000, we had an accumulated deficit of $47,142,000. We expect to continue to incur increasing research and development, sales and marketing and general and administrative expenses. Accordingly, our failure to increase our revenues significantly or improve our gross margins will harm our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, if our gross margins do not improve, or if our operating expenses exceed our expectations, our operating results will suffer and our stock price may fall.

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

        - conduct effective marketing and sales programs to acquire new customers; and

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

    Unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software or code exists, software piracy can be expected to be a persistent problem. We license our proprietary rights to third parties, and these licensees may not abide by our compliance and quality control guidelines or they may take actions that would materially adversely affect us. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and effective patent, copyright, trademark and trade secret protection may not be available in these foreign jurisdictions. To date, we have not sought patent protection of our proprietary rights in any foreign jurisdiction. Our efforts to protect our intellectual property rights through patent, copyright, trademark and trade secret laws may not be effective to prevent misappropriation of our technology, or may not prevent the development and design by others of products or technologies similar to or competitive with those developed by us. Our failure or inability to protect our proprietary rights could harm our business.

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

WE MAY NEED TO MAKE ACQUISITIONS OR FORM STRATEGIC ALLIANCES OR PARTNERSHIPS IN ORDER TO REMAIN COMPETITIVE IN OUR MARKET, AND POTENTIAL FUTURE ACQUISITIONS, STRATEGIC ALLIANCES OR PARTNERSHIPS COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS AND DILUTE STOCKHOLDER VALUE.

    We may acquire or form strategic alliances or partnerships with other businesses in the future in order to remain competitive or to acquire new technologies. As a result of these acquisitions, strategic alliances or partnerships, we may need to integrate products, technologies, widely dispersed operations and distinct corporate cultures. The products, services or technologies of the acquired companies may need to be altered or redesigned in order to be made compatible with our software products and services, or the software architecture of our customers. These integration efforts may not succeed or may distract our management from operating our existing business. Our failure to successfully manage future acquisitions, strategic alliances or partnerships could seriously harm our operating results. In addition, our stockholders would be diluted if we finance the acquisitions, strategic alliances or partnerships by incurring convertible debt or issuing equity securities.

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

Item 1. Legal Proceedings.

    None.

Item 2. Changes in Securities and Use of Proceeds

     (c) Recent Sales of Unregistered Securities.

           During the three months ended September 30, 2000, Virage, Inc. issued and sold the following unregistered securities:

           From July 1, 2000 through September 7, 2000, options to purchase 149,750 shares of our common stock on various dates to directors, employees and consultants under our 1997 Stock Option Plan. These options were issued in connection with employment or other service relationships, and no consideration was paid by the recipients for the options. The exercise price of the options is the fair market value determined on the date of exercise, and the options are generally on the standard terms for options issued under the 1997 Stock Option Plan. Our 1997 Stock Option Plan was registered with the Securities and Exchange Commission on September 8, 2000.

           From July 1, 2000 through September 7, 2000, 197,994 shares of common stock were issued on various dates to employees and consultants pertaining to exercises of stock options pursuant to our 1995 Stock Option Plan and 1997 Stock Option Plan. The shares were purchased for cash in the aggregate amount of $551,000. Our 1995 Stock Option Plan and 1997 Stock Option Plan were registered with the Securities and Exchange Commission on September 8, 2000.

           In issuing these securities and granting these options to directors, employees and consultants, we relied on exemptions from registration under the Securities Act of 1933 ("the Act") in reliance upon Rule 701 promulgated under Section 3(b) of the Act as transactions pursuant to compensatory benefit plans and contracts relating to compensation.

    (d) Use of Proceeds

           On July 5, 2000, we completed a firm commitment underwritten initial public offering of 3,500,000 shares of our common stock, at a price of $11.00 per share. Concurrently with our initial public offering, we also sold 1,696,391 shares of common stock in a private placement at a price of $11.00 per share. On July 17, 2000, our underwriters exercised their over-allotment option for 525,000 shares of our common stock at a price of $11.00 per share. The shares of the common stock sold in the offering and exercised via our underwriters' over-allotment option were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (File No. 333-96315). The Securities and Exchange Commission declared the Registration Statement effective on June 28, 2000. The public offering was underwritten by a syndicate of underwriters led by Credit Suisse First Boston, FleetBoston Robertson Stephens Inc. and Wit SoundView Corporation, as their representatives.

           The initial public offering and private placement resulted in net proceeds of $57,476,000, after deducting $3,099,000 in underwriting discounts and commissions and $1,800,000 in costs and expenses related to the offering. None of the costs and expenses related to the offering were paid directly or indirectly to any director, officer, general partner of Virage or their associates, persons owning 10 percent or more of any class of equity securities of Virage or an affiliate of Virage. Proceeds from our initial public offering have been used for general corporate purposes, including working capital and capital expenditures. The remaining net proceeds have been invested in cash, cash equivalents and short-term investments. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in our prospectus.


Item 3. Defaults Upon Senior Securities

    None.


Item 4. Submission of Matters to a Vote of Security Holders

    None.

Item 5. Other Information

    None.

Item 6. Exhibits and Report on Form 8-K.

     (a) Exhibits

   Exhibit Number                       Description of Document
   --------------                       -----------------------
            3.2                  Amended and Restated Bylaws of Registrant
           27.1                  Financial Data Schedule
           27.2                  Financial Data Schedule

       (b) Reports on Form 8-K

           None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  VIRAGE, INC.

Date:  November 8, 2000                 By:   /s/ Alfred J. Castino
                                              ----------------------------------
                                               Alfred J. Castino
                                               Vice President, Finance and
                                               Chief Financial Officer
                                                (Duly Authorized Officer and
                                               Principal Financial Officer)

                                  EXHIBIT INDEX

   Exhibit Number                       Description of Document
   --------------                       -----------------------
            3.2                  Amended and Restated Bylaws of Registrant
           27.1                  Financial Data Schedule
           27.2                  Financial Data Schedule