Form 10-Q
period 2000-12-31
VIRAGE INC
filed 2001-02-06
CIK 1101147

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER: 0-30903

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

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

        The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 20,185,627 as of February 2, 2001.


================================================================================

                                    VIRAGE, INC.

                                      INDEX


                                                                                                            PAGE
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

        Condensed Consolidated Balance Sheets -- December 31, 2000 and March 31, 2000 ...................     3

        Condensed Consolidated Statements of Operations -- Three and Nine Months Ended
              December 31, 2000 and 1999 ................................................................     4

        Condensed Consolidated Statements of Cash Flows -- Nine Months Ended
              December 31, 2000 and 1999 ................................................................     5

     Notes to Condensed Consolidated Financial Statements ...............................................     6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ...........    13

Item 3. Quantitative and Qualitative Disclosures About Market Risk ......................................    18


PART II: OTHER INFORMATION

Item 1. Legal Proceedings ...............................................................................    31

Item 2. Changes in Securities and Use of Proceeds .......................................................    31

Item 3. Defaults Upon Senior Securities .................................................................    31

Item 4. Submission of Matters to a Vote of Security Holders .............................................    31

Item 5. Other Information ...............................................................................    32

Item 6. Exhibits and Reports on Form 8-K ................................................................    32

Signature ...............................................................................................    33

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                  VIRAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                       DECEMBER 31,       MARCH 31,
                                                                           2000              2000
                                                                       -----------       -----------
                                     ASSETS
Current assets:
  Cash and cash equivalents .....................................      $    19,478       $    10,107
  Short-term investments ........................................           34,648                --
  Accounts receivable, net ......................................            2,060             1,792
  Prepaid expenses and other current assets .....................              591             1,217
                                                                       -----------       -----------
      Total current assets ......................................           56,777            13,116

Property and equipment, net .....................................            5,454             2,320
Other assets ....................................................            2,584             3,436
                                                                       -----------       -----------
      Total assets ..............................................      $    64,815       $    18,872
                                                                       ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                            (NET CAPITAL DEFICIENCY)

Current liabilities:
  Accounts payable ..............................................      $       652       $       773
  Accrued payroll and related expenses ..........................            2,372               659
  Accrued expenses ..............................................            3,178             1,769
  Deferred revenue ..............................................            2,853             1,656
  Current portion of borrowings .................................               --               158
                                                                       -----------       -----------
      Total current liabilities .................................            9,055             5,015

Long-term portion of borrowings .................................               --                83
Deferred rent ...................................................               55                --

Redeemable convertible preferred stock ..........................               --            36,995

Stockholders' equity (net capital deficiency):
  Common stock ..................................................               20                 3
  Additional paid-in capital ....................................          120,701            23,671
  Deferred compensation .........................................          (10,870)          (14,595)
  Accumulated deficit ...........................................          (54,146)          (32,300)
                                                                       -----------       -----------
      Total stockholders' equity (net capital  deficiency) ......           55,705           (23,221)
                                                                       -----------       -----------
      Total liabilities and stockholders' equity (net
        capital deficiency) .....................................      $    64,815       $    18,872
                                                                       ===========       ===========


                             See accompanying notes.

                                  VIRAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 DECEMBER 31,                        DECEMBER 31,
                                                        -----------------------------       -----------------------------
                                                            2000              1999              2000              1999
                                                        -----------       -----------       -----------       -----------
Revenues:
  License revenues ...............................      $     1,709       $     1,184       $     4,175       $     3,144
  Service revenues ...............................            1,494               291             3,515               578
  Other revenues .................................               65                73                88               165
                                                        -----------       -----------       -----------       -----------
    Total revenues ...............................            3,268             1,548             7,778             3,887
Cost of revenues:
  License revenues ...............................              186               321               498               686
  Service revenues(1) ............................            1,989               708             5,251             1,196
  Other revenues .................................               60                74               139               172
                                                        -----------       -----------       -----------       -----------
    Total cost of revenues .......................            2,235             1,103             5,888             2,054
                                                        -----------       -----------       -----------       -----------
Gross profit .....................................            1,033               445             1,890             1,833
Operating expenses:
  Research and development(2) ....................            2,284             1,114             6,548             2,654
  Sales and marketing(3) .........................            4,504             1,906            12,742             5,095
  General and administrative(4) ..................            1,403               594             3,947             1,566
  Stock-based compensation .......................              817               219             2,509               313
                                                        -----------       -----------       -----------       -----------
    Total operating expenses .....................            9,008             3,833            25,746             9,628
                                                        -----------       -----------       -----------       -----------
Loss from operations .............................           (7,975)           (3,388)          (23,856)           (7,795)
Interest and other income, net ...................              971               142             2,010               187
                                                        -----------       -----------       -----------       -----------
Net loss .........................................           (7,004)           (3,246)          (21,846)           (7,608)
Series E convertible preferred stock
  dividend .......................................               --            (4,544)               --            (4,544)
                                                        -----------       -----------       -----------       -----------

Net loss applicable to common
  stockholders ...................................      $    (7,004)      $    (7,790)      $   (21,846)      $   (12,152)
                                                        ===========       ===========       ===========       ===========

Basic and diluted net loss per share
  applicable to common stockholders ..............      $     (0.35)      $     (3.42)      $     (1.57)      $     (5.69)
                                                        ===========       ===========       ===========       ===========

Shares used in computation of basic and
  diluted net loss per share
  applicable to common stockholders ..............           19,802             2,276            13,893             2,137
                                                        ===========       ===========       ===========       ===========

Pro forma basic and diluted net loss
  per share applicable to common stockholders ....      $     (0.35)      $     (0.65)      $     (1.25)      $     (1.18)
                                                        ===========       ===========       ===========       ===========

Shares used to compute pro forma basic
  and diluted net loss per share applicable to
  common stockholders ............................           19,802            12,042            17,521            10,325
                                                        ===========       ===========       ===========       ===========


(1) Excluding $75 and $227 in amortization of deferred stock-based compensation for the three and nine months ended December 31, 2000, respectively ($21 for both the three and nine months ended December 31, 1999).

(2) Excluding $142 and $416 in amortization of deferred stock-based compensation for the three and nine months ended December 31, 2000, respectively ($63 and $75 for the three and nine months ended December 31, 1999, respectively).

(3) Excluding $241 and $751 in amortization of deferred stock-based compensation for the three and nine months ended December 31, 2000, respectively ($38 and $120 for the three and nine months ended December 31, 1999, respectively).

(4) Excluding $359 and $1,115 in amortization of deferred stock-based compensation for the three and nine months ended December 31, 2000, respectively ($97 for both the three and nine months ended December 31, 1999).

                             See accompanying notes.

                                  VIRAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                          NINE MONTHS ENDED
                                                                             DECEMBER 31,
                                                                     -----------------------------
                                                                         2000              1999
                                                                     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ......................................................      $   (21,846)      $    (7,608)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization ...............................            1,328               230
  Amortization of deferred compensation related to
    stock options .............................................            3,173               631
  Amortization of deferred advertising costs and
     technology right .........................................              612                 5
  Write-off of investment in Scimagix .........................               --                79
  Changes in operating assets and liabilities:
    Accounts receivable .......................................             (268)             (831)
    Prepaid expenses and other current assets .................               41              (109)
    Other assets ..............................................               13              (290)
    Accounts payable ..........................................             (121)              186
    Accrued payroll and related expenses ......................            1,713              (227)
    Accrued expenses ..........................................            1,409               996
    Deferred revenue ..........................................            1,197               767
    Deferred rent .............................................               55                --
                                                                     -----------       -----------
Net cash used in operating activities .........................          (12,694)           (6,171)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment ............................           (4,462)           (1,225)
Purchases of short-term investments ...........................          (39,283)               --
Sales and maturities of short-term investments ................            4,635                --
                                                                     -----------       -----------
Net cash used in investing activities .........................          (39,110)           (1,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank line of credit .............................              806                --
Principal payments on loans and capital leases ................           (1,047)             (200)
Proceeds from exercise of stock options, net of
  repurchases .................................................              506               542
Proceeds from issuance of redeemable convertible preferred
  stock, net of offering costs ................................               --            19,059
Proceeds from issuance of common stock, net of
   offering costs .............................................           58,288                --
Proceeds from employee stock purchase plan ....................              497                --
Proceeds from exercise of warrants to purchase
  preferred and common stock ..................................            2,125                --
                                                                     -----------       -----------
Net cash provided by financing activities .....................           61,175            19,401
                                                                     -----------       -----------
Net increase in cash and cash equivalents .....................            9,371            12,005
Cash and cash equivalents at beginning of period ..............           10,107             4,357
                                                                     -----------       -----------
Cash and cash equivalents at end of period ....................      $    19,478       $    16,362
                                                                     ===========       ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING, INVESTING
   AND FINANCING ACTIVITIES:

Conversion of prepaid offering costs to equity at IPO .........      $       812       $        --
Conversion of redeemable preferred stock to equity at IPO .....      $    36,995       $        --
Deferred compensation related to stock options ................      $        70       $        --
Reversal of deferred compensation upon employee
  termination .................................................      $       622       $        --
Series E convertible preferred stock dividend .................      $        --       $     4,544
Deferred advertising costs ....................................      $        --       $       781
Deferred technology right .....................................      $        --       $       185


                             See accompanying notes.

                                  VIRAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial statements at December 31, 2000 and for the three and nine months ended December 31, 2000 and 1999 have been included.

   The condensed consolidated financial statements include the accounts of Virage, Inc. (the "Company") and its majority-owned subsidiary, Virage Europe, Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

   Results for the three and nine months ended December 31, 2000 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's Registration Statement on Form S-1 (No. 333-96315), including the related prospectus dated June 28, 2000 as filed with the United States Securities and Exchange Commission. The accompanying balance sheet at March 31, 2000 and the accompanying statements of operations and cash flows for the nine months ended December 31, 1999 are derived from the Company's audited consolidated financial statements at those dates.

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

   The Company's revenue recognition policy is in accordance with the American Institute of Certified Public Accountants, or AICPA's, Statement of Position No. 97-2, or SOP 97-2, "Software Revenue Recognition," as amended by Statement of Position No. 98-4, "Deferral of the Effective Date of SOP 97-2, "Software Revenue Recognition, "" or SOP 98-4, and Statement of Position No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions" or SOP 98-9. For each arrangement, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. The Company considers all arrangements with payment terms extending beyond 12 months and other arrangements with payment terms longer than normal not to be fixed or determinable. If collectibility is not considered probable, revenue is recognized when the fee is collected provided all other criteria are met. No customer has the right of return.

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000
                                   (UNAUDITED)

   Arrangements consisting of license and maintenance. For those contracts that consist solely of license and maintenance, the Company recognizes license revenues based upon the residual method after all elements other than maintenance have been delivered as prescribed by SOP 98-9. The Company recognizes maintenance revenues over the term of the maintenance contract as vendor specific objective evidence of fair value for maintenance exists. In accordance with paragraph ten of SOP 97-2, vendor specific objective evidence of fair value of maintenance is determined by reference to the price the customer will be required to pay when it is sold separately (that is, the renewal rate). Each license agreement offers additional maintenance renewal periods at a stated price. Maintenance contracts are typically one year in duration. Revenue is recognized on a per copy basis for licensed software when each copy of the license requested by the customer is delivered. Revenue is recognized on licensed software on a per user or per server basis for a fixed fee when the product master is delivered to the customer. There is no right of return or price protection for sales to domestic and international distributors, system integrators, or value added resellers. In situations where the distributor, integrator or reseller has a purchase order from the end user that is immediately deliverable, the Company recognizes revenue on shipment to the distributor, integrator or reseller, if other criteria in SOP 97-2 are met, since the Company has no risk of concessions. The Company defers revenues on shipments to distributors, integrators or resellers if the party does not have a purchase order from an end user that is immediately deliverable or other criteria in SOP 97-2 are not met. The Company recognizes royalty revenues upon receipt of the quarterly reports from the vendors.

   Application services. Application services revenues consist of set-up fees, video processing fees and application hosting fees. Set-up fees are recognized ratably over the contract term, which is generally six to 12 months. The Company generates video processing fees for each hour of video that a customer deploys. Processing fees are recognized as encoding, indexing and editorial services are performed and are based upon hourly rates per hour of video content. Application hosting fees are generated based on the number of video queries processed, subject in some cases to monthly minimums and maximums. The Company recognizes revenues on transaction fees that are subject to monthly minimums based on the greater of actual transaction fees or the monthly minimum, and monthly maximums based on the lesser of actual transaction fees or the monthly maximum, since the Company has no further obligations, the payment terms are normal and each month is a separate measurement period.

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

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000
                                   (UNAUDITED)


Cash Equivalents and Short-Term Investments

   The Company invests its excess cash in money market accounts and debt instruments and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with an original maturity at the time of purchase of over three months are classified as short-term investments regardless of maturity date, as all such instruments are classified as available-for-sale and can be readily liquidated to meet current operational needs. At December 31, 2000, all of the Company's total cash equivalents and short-term investments were classified as available-for-sale and consisted of obligations issued by U.S. government agencies and multinational corporations, maturing within one year.

Comprehensive Net Loss

   The Company has had no other comprehensive income (loss), and consequently, net loss equals total comprehensive net loss for the three and nine months ended December 31, 2000 and 1999.

 Net Loss Per Share Applicable to Common Stockholders

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

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000
                                   (UNAUDITED)


   The following table presents the computation of basic and diluted and pro forma basic and diluted net loss per share applicable to common stockholders (in thousands, except per share data):


                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           DECEMBER 31,                        DECEMBER 31,
                                                  -----------------------------       -----------------------------
                                                      2000              1999              2000              1999
                                                  -----------       -----------       -----------       -----------
Net loss applicable to common
  stockholders .............................      $    (7,004)      $    (7,790)      $   (21,846)      $   (12,152)
                                                  ===========       ===========       ===========       ===========
Weighted-average shares of common
  stock outstanding ........................           20,147             2,717            14,307             2,543
Less weighted-average shares of
  common stock subject to repurchase .......             (345)             (441)             (414)             (406)
                                                  -----------       -----------       -----------       -----------
Weighted-average shares used in
  computation of basic and diluted net
  loss per share applicable to common
  shareholders .............................           19,802             2,276            13,893             2,137
                                                  ===========       ===========       ===========       ===========

Basic and diluted net loss per share
  applicable to common stockholders ........      $     (0.35)      $     (3.42)      $     (1.57)      $     (5.69)
                                                  ===========       ===========       ===========       ===========

Shares used in computation of basic and
  diluted net loss per share applicable
  to common stockholders ...................           19,802             2,276            13,893             2,137

Pro forma adjustment to reflect
  weighted-average effect of the
  assumed conversion of
  convertible preferred stock ..............               --             9,766             3,628             8,188
                                                  -----------       -----------       -----------       -----------
Shares used in computing pro forma
   and diluted net loss per share
   applicable to common stockholders .......           19,802            12,042            17,521            10,325
                                                  ===========       ===========       ===========       ===========
Pro forma basic and diluted net
  loss per share applicable to common
  stockholders .............................      $     (0.35)      $     (0.65)      $     (1.25)      $     (1.18)
                                                  ===========       ===========       ===========       ===========


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

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000
                                   (UNAUDITED)

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

   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 has not had a material impact on the Company's financial position or results of operations.

2. STOCKHOLDERS' EQUITY

Initial Public Offering and Amended and Restated Certificate of Incorporation

   In July 2000, the Company completed its initial public offering and issued 3,500,000 shares of its common stock to the public at a price of $11.00 per share. The Company received net proceeds of $34,105,000 in cash after deducting the underwriters' commissions and approximately $1,700,000 of offering costs ($812,000 of which had been paid by the Company as of March 31, 2000). The Company's underwriters also exercised their over-allotment option to purchase an additional 525,000 shares of the Company's common stock at a price of $11.00 per share resulting in an additional $5,371,000 of net proceeds to the Company.

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

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000
                                   (UNAUDITED)

Stockholder Rights Plan

        In November 2000, the Company adopted a Stockholder Rights Plan (the "Plan") designed to enable all stockholders to realize the full value of their investment and to provide for fair and equal treatment for all stockholders in the event that an unsolicited attempt is made to acquire the Company. Under the Plan, stockholders received one Right to purchase one one-thousandth of a share of a new series of Preferred Stock for each outstanding share of Common Stock held of record at the close of business on December 5, 2000 at $100.00 per Right, when someone acquires 15 percent or more of the Company's Common Stock or announces a tender offer which could result in such person owning 15 percent or more of the Common Stock. Each one one-thousandth of a share of the new Preferred Stock has terms designed to make it substantially the economic equivalent of one share of Common Stock. Prior to someone acquiring 15 percent, the Rights can be redeemed for $0.001 each by action of the Board of Directors. Under certain circumstances, if someone acquires 15 percent or more of the Common Stock, the Rights permit the stockholders other than the acquiror to purchase the Company's Common Stock having a market value of twice the exercise price of the Rights, in lieu of the Preferred Stock. Alternatively, when the Rights become exercisable, the Board of Directors may authorize the issuance of one share of Common Stock in exchange for each Right that is then exercisable. In addition, in the event of certain business combinations, the Rights permit the purchase of the Common Stock of an acquiror at a 50 percent discount. Rights held by the acquiror will become null and void in both cases. The Rights expire on November 7, 2010.

Warrants

   In December 2000, the Company entered into a services agreement with a customer and issued an immediately exercisable, non-forfeitable warrant to purchase 200,000 shares of common stock at $5.50 per share. The warrant expires in December 31, 2003. The value of the warrant was estimated to be $648,000 and was based upon a Black-Scholes valuation model with the following assumptions: risk free interest rate of 7.0%, no dividend yield, volatility of 90%, expected life of 3 years, exercise price of $5.50 and fair value of $5.38. The non-cash amortization of the warrant's value will be recorded against revenues as revenues from services are recognized over the one-year services agreement. There was no amortization of the warrant's value for the three or nine months ended December 31, 2000.

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

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000
                                   (UNAUDITED)

   Information on the Company's reportable segments for the three and nine months ended December 31, 2000 and 1999 are as follows (in thousands):


                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                           DECEMBER 31,                      DECEMBER 31,
                                 -----------------------------       -----------------------------
                                     2000              1999              2000              1999
                                 -----------       -----------       -----------       -----------
SOFTWARE:

Total revenues ............      $     2,276       $     1,460       $     5,397       $     3,753

Total cost of revenues ....              380               523               990             1,222
                                 -----------       -----------       -----------       -----------

Gross profit ..............      $     1,896       $       937       $     4,407       $     2,531
                                 ===========       ===========       ===========       ===========

APPLICATION SERVICES:

Total revenues ............      $       992       $        88       $     2,381       $       134

Total cost of revenues ....            1,855               580             4,898               832
                                 -----------       -----------       -----------       -----------


Gross loss ................      $      (863)      $      (492)      $    (2,517)      $      (698)
                                 ===========       ===========       ===========       ===========

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

OVERVIEW

   Virage provides software products and application services that enable video for strategic online applications. Depending on their particular needs and resources, video content owners may elect either to license our software products or to subscribe to our application services. Our customers include media and entertainment companies, other corporations, government agencies and educational institutions.

REVENUE RECOGNITION

   We enter into arrangements for the sale of licenses of software products and related maintenance contracts and application services offerings; and we receive revenues under U.S. government agency research grants. Service revenues include revenues from maintenance contracts and application services. Other revenues are primarily U.S. government agency research grants.

   Our revenue recognition policy is in accordance with the American Institute of Certified Public Accountants, or AICPA's, Statement of Position No. 97-2, or SOP 97-2, "Software Revenue Recognition," as amended by Statement of Position No. 98-4, "Deferral of the Effective Date of SOP 97-2, "Software Revenue Recognition, "" or SOP 98-4, and Statement of Position No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions" or SOP 98-9. For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. We consider all arrangements with payment terms extending beyond 12 months and other arrangements with payment terms longer than normal not to be fixed or determinable. If collectibility is not considered probable, revenue is recognized when the fee is collected provided all other criteria are met. No customer has the right of return.

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

   Application services. Our application services revenues consist of set-up fees, video processing fees and application hosting fees. Set-up fees are recognized ratably over the contract term, which is generally six to 12 months. We generate video processing fees for each hour of video that a customer deploys. Processing fees are recognized as encoding, indexing and editorial services are performed and are based upon hourly rates per hour of video content. We generate application hosting fees based on the number of video queries processed, subject in some cases to monthly minimums and maximums. We recognize revenues on transaction fees that are subject to monthly minimums based on the greater of actual transaction fees or the monthly minimum, and monthly maximums based on the lesser of actual transaction fees or the monthly maximum, since we have no further obligations, the payment terms are normal and each month is a separate measurement period.

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

   We incurred net losses of $7,004,000 and $21,846,000 during the three and nine months ended December 31, 2000, respectively. As of December 31, 2000, we had an accumulated deficit of $54,146,000. We expect to continue to incur operating losses for the foreseeable future. In view of the rapidly changing nature of our market and our limited operating history, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our historic revenue growth rates are not necessarily sustainable or indicative of our future growth.

RESULTS OF OPERATIONS

   The following table sets forth consolidated financial data for the periods indicated, expressed as a percentage of total revenues.


                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                         DECEMBER 31,                         DECEMBER 31,
                                                ------------------------------        ------------------------------
                                                   2000               1999               2000               1999
                                                -----------        -----------        -----------        -----------
Revenues:
  License revenues .......................               52%                76%                54%                81%
  Service revenues .......................               46                 19                 45                 15
  Other revenues .........................                2                  5                  1                  4
                                                -----------        -----------        -----------        -----------
    Total revenues .......................              100                100                100                100
Cost of revenues:
  License revenues .......................                5                 21                  6                 18
  Service revenues .......................               61                 46                 68                 31
  Other revenues .........................                2                  5                  2                  4
                                                -----------        -----------        -----------        -----------
    Total cost of revenues ...............               68                 72                 76                 53
                                                -----------        -----------        -----------        -----------
Gross profit .............................               32                 28                 24                 47
Operating expenses:
  Research and development ...............               70                 72                 84                 69
  Sales and marketing ....................              138                123                164                131
  General and administrative .............               43                 38                 51                 40
  Stock-based compensation ...............               25                 14                 32                  8
                                                -----------        -----------        -----------        -----------
    Total operating expenses .............              276                247                331                248
                                                -----------        -----------        -----------        -----------
Loss from operations .....................             (244)              (219)              (307)              (201)
Interest and other income, net ...........               30                  9                 26                  5
                                                -----------        -----------        -----------        -----------
Net loss .................................             (214)              (210)              (281)              (196)
Series E convertible preferred  stock
  dividend ...............................               --               (293)                --               (117)
                                                -----------        -----------        -----------        -----------
Net loss applicable to common
  stockholders ...........................             (214)%             (503)%             (281)%             (313)%
                                                ===========        ===========        ===========        ===========


THREE AND NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999

   Total Revenues. Total revenues increased 111% to $3,268,000 for the three months ended December 31, 2000 from $1,548,000 for the three months ended December 31, 1999. Total revenues increased 100% to $7,778,000 for the nine months ended December 31, 2000 from $3,887,000 for the nine months ended December 31, 1999. These increases were a result of increases in license and service revenues, slightly offset by a decrease in other revenues. International revenues increased to $1,230,000, or 38% of total revenues, for the three months ended December 31, 2000 from $357,000, or 23% of total revenues, for the three months ended December 31, 1999. International revenues increased to $2,265,000, or 29% of total revenues, for the nine months ended December 31, 2000 from $963,000, or 25% of total revenues, for the nine months ended December 31, 1999. Sales to one customer, who is a reseller of our products, accounted for 16% of total revenues for the three months ended December 31, 2000 while sales to a separate customer accounted for 12% of total revenues for the three months ended December 31, 1999. Sales to two customers each accounted for 16% and 15%, respectively, of total revenues for the nine months ended December 31, 1999 (no customer constituted more than 10% of total revenues for the nine months ended December 31, 2000). Sales to agencies of the U.S. government accounted for 18% and 22% of total revenues for the three and nine months ended December 31, 1999, respectively (less than 10% for the three and nine months ended December 31, 2000).

   License revenues increased to $1,709,000 for the three months ended December 31, 2000 from $1,184,000 for the three months ended December 31, 1999, an increase of $525,000. License revenues increased to $4,175,000 for the nine months ended December 31, 2000 from $3,144,000 for the nine months ended December 31, 1999, an increase of $1,031,000. These increases were primarily a result of the introduction of new product lines and the expansion of our domestic and international sales and marketing operations.

   Service revenues increased to $1,494,000 for the three months ended December 31, 2000 from $291,000 for the three months ended December 31, 1999, an increase of $1,203,000. Service revenues increased to $3,515,000 for the nine months ended December 31, 2000 from $578,000 for the nine months ended December 31, 1999, an increase of $2,937,000. This growth was due to the growth of our application services offering.

   Other revenues decreased to $65,000 and $88,000 for the three and nine months ended December 31, 2000, respectively, from $73,000 and $165,000 for the three and nine months ended December 31, 1999, respectively, decreases of $8,000 and $77,000, respectively. These decreases were attributable to a smaller amount of government research project work in comparison to the same periods of the prior year.

   Total Cost of Revenues. Total cost of revenues increased to $2,235,000, or 68% of total revenues, for the three months ended December 31, 2000 from $1,103,000, or 72% of total revenues, for the three months ended December 31, 1999. Total cost of revenues increased to $5,888,000, or 76% of total revenues, for the nine months ended December 31, 2000 from $2,054,000, or 53% of total revenues, for the nine months ended December 31, 1999. These increases in total cost of revenues were primarily due to increases in the cost of service revenues, particularly the costs of our application services.

   Cost of license revenues decreased to $186,000, or 11% of license revenues, for the three months ended December 31, 2000 from $321,000, or 27% of license revenues, for the three months ended December 31, 1999. For the nine months ended December 31, 2000, cost of license revenues decreased to $498,000, or 12% of license revenues, from $686,000, or 22% of license revenues, during the same period in the prior year. These decreases were primarily a result of an amendment of an existing technology license agreement that lowered the amount of our royalty obligations.

   Cost of service revenues increased to $1,989,000, or 133% of service revenues for the three months ended December 31, 2000 from $708,000, or 243% of service revenues, for the three months ended December 31, 1999. For the nine months ended December 31, 2000, cost of service revenues were $5,251,000, or 149% of service revenues, versus $1,196,000, or 207% of service revenues, for the nine months ended December 31, 1999. These increases in absolute dollars were due to expenditures for the development of application services. We expect the cost of service revenues to increase substantially and margins on our service revenues to remain negative for the foreseeable future as we expand our application services and worldwide support capabilities.

   Cost of other revenues decreased to $60,000 and $139,000, or 92% and 158% of other revenues, for the three and nine months ended December 31, 2000 from $74,000 and $172,000, or 101% and 104% of other revenues, for the three and nine months ended December 31, 1999. These decreases in absolute dollars are primarily a result of fewer hours spent on government projects during the three and nine months ended December 31, 2000.

   Research and Development Expenses. Research and development expenses consist primarily of personnel and related costs for our development efforts. Research and development expenses increased to $2,284,000, or 70% of total revenues, for the three months ended December 31, 2000 from $1,114,000, or 72% of total revenues, for the three months ended December 31, 1999. For the nine months ended December 31, 2000, research and development expenses were $6,548,000, or 84% of total revenues, versus $2,654,000, or 69% of total revenues, for the nine months ended December 31, 1999. These increases in absolute dollars were due to increases in our research and development staff. We expect research and development expenses to increase for the foreseeable future as we believe that significant product development expenditures are essential for us to maintain and enhance our market position. To date, we have not capitalized any software development costs pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" (FAS 86) as costs incurred pursuant to FAS 86 have been insignificant.

   Sales and Marketing Expenses. Sales and marketing expenses consist of personnel and related costs for our direct sales force, pre-sales support and marketing staff, and marketing programs including trade shows and advertising. Sales and marketing expenses increased to $4,504,000, or 138% of total revenues, for the three months ended December 31, 2000 from $1,906,000, or 123% of total revenues, for the three months ended December 31, 1999. For the nine months ended December 31, 2000, sales and marketing expenses increased to $12,742,000, or 164% of total revenues, from $5,095,000, or 131% of total revenues, for the nine months ended December 31, 1999. These increases in were due to growth in our sales and marketing personnel and increased expenses incurred in connection with trade shows and additional marketing programs. The increase in our sales and marketing staff related to the opening of new sales offices in the United States and in Europe. We expect sales and marketing expenses to increase substantially for the foreseeable future as we hire additional sales and marketing personnel, increase spending on advertising and marketing programs, and expand our operations in North America and internationally.

   General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities and information system expenses not allocated to other departments, as well as the costs of our external audit firm and our outside legal counsel. General and administrative expenses increased to $1,403,000, or 43% of total revenues, for the three months ended December 31, 2000 from $594,000, or 38% of total revenues, for the three months ended December 31, 1999. General and administrative expenses increased to $3,947,000, or 51% of total revenues, for the nine months ended December 31, 2000 from $1,566,000, or 40% of total revenues, for the nine months ended December 31, 1999. These increases were primarily due to an increase in our general and administrative headcount and additional costs that we have incurred as a newly public company. We expect general and administrative expenses to increase for the foreseeable future as we hire additional general and administrative personnel and enhance our information systems to support our expected growth.

   Stock-Based Compensation Expense. Stock-based compensation expense represents the amortization of deferred compensation (calculated as the difference between the exercise price of stock options granted to our employees and the then deemed fair value of our common stock) for stock options granted to our employees. We recognized stock-based compensation expense of $817,000 and $219,000 for the three months ended December 31, 2000 and 1999, respectively. For the nine months ended December 31, 2000, we recognized stock-based compensation expense of $2,509,000 as compared to $313,000 for the nine months ended December 31, 1999.

   Interest and Other Income, Net. Interest and other income, net, includes interest income from cash, cash equivalents and short-term investments, offset primarily by interest on capital leases and bank debt. Interest and other income, net, increased to $971,000 and $2,010,000 for the three and nine months ended December 31, 2000, respectively, from $142,000 and $187,000 for the three and nine months ended December 31, 1999. These increases were due to interest income from increased cash and short-term investments balances.

   Provision for Income Taxes. We have not recorded a provision for federal and state or foreign income taxes, except for insignificant current foreign and state franchise taxes, for the three and nine months ended December 31, 2000 or 1999 because we have experienced net losses since inception, which have resulted in deferred tax assets. We have recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance through future taxable profits.


LIQUIDITY AND CAPITAL RESOURCES

   As of December 31, 2000, we had cash, cash equivalents and short-term investments of $54,126,000, an increase of $44,019,000 from March 31, 2000 and our working capital, defined as current assets less current liabilities, was $47,722,000, an increase of $39,621,000 in working capital from March 31, 2000. The increase in our working capital is primarily attributable to cash generated from financing activities including our private placement, our initial public offering and exercise of our underwriters' over-allotment option (IPO), the exercise of warrants, and the issuance of stock under our employee stock plans, resulting in $60,604,000 of net proceeds to us during the nine months ended December 31, 2000.

   Our operating activities resulted in net cash outflows of $12,694,000 and $6,171,000 for the nine months ended December 31, 2000 and 1999, respectively. The cash used in these periods was primarily attributable to net losses applicable to common stockholders of $21,846,000 and $12,152,000 in the nine months ended December 31, 2000 and 1999, respectively.

   Investing activities resulted in cash outflows of $39,110,000 and $1,225,000 for the nine months ended December 31, 2000 and 1999, respectively. These expenditures were primarily for the purchase of short-term investments during the nine months ended December 31, 2000 and for the purchases of computer hardware and software and furniture and fixtures during the nine months ended December 31, 2000 and 1999. We expect that capital expenditures will continue to increase to the extent we increase our headcount and expand our operations.

   Financing activities provided net cash inflows of $61,175,000 and $19,401,000 during the nine months ended December 31, 2000 and 1999, respectively, primarily as a result of sales of our preferred and common stock (including our IPO in fiscal 2001).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   Our market risk disclosures as set forth in our Registration Statement on Form S-1 (No. 333-96315), including the related prospectus dated June 28, 2000 as filed with the United States Securities and Exchange Commission, as amended, have not changed significantly.

RISK FACTORS

   The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating results. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

                          RISKS RELATED TO OUR BUSINESS

OUR REVENUE, COST OF SALES, AND EXPENSE FORECASTS WERE ONLY RECENTLY INTRODUCED TO THE PUBLIC AND THERE ARE A NUMBER OF RISKS THAT MAKE IT DIFFICULT FOR US TO FORESEE OR ACCURATELY EVALUATE FACTORS THAT MAY IMPACT SUCH FORECASTS.

   We have limited visibility into future demand, and our limited operating history makes it difficult for us to foresee or accurately evaluate factors that may impact such future demand. Visibility over potential sales is typically limited to the current quarter. In order to provide a revenue forecast for the current quarter, we must make assumptions about conversion of these potential sales into current quarter revenues. Such assumptions may be materially incorrect due to competition for the customer order including pricing pressures, sales execution issues, customer selection criteria or length of the customer selection cycle, the failure of sales contracts to meet our revenue recognition criteria, our inability to hire and retain qualified personnel, our inability to develop new markets in Europe or Asia, and other factors that may be beyond our control. In addition, we are reliant on third party resellers for a significant portion of our license revenues, and we have limited visibility into the status of orders from such third parties.

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

WE HAVE NOT BEEN PROFITABLE AND IF WE DO NOT ACHIEVE PROFITABILITY, OUR BUSINESS MAY FAIL.

   We have experienced operating losses in each quarterly and annual period since we were formed and we expect to incur significant losses in the future. As of December 31, 2000, we had an accumulated deficit of $54,146,000. We expect to continue to incur increasing research and development, sales and marketing and general and administrative expenses. Accordingly, our failure to increase our revenues significantly or improve our gross margins will harm our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, if our gross margins do not improve, or if our operating expenses exceed our expectations, our operating results will suffer and our stock price may fall.

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

   Our sales contracts are typically based upon standard agreements that meet our revenue recognition policies. However, our future sales may include site licenses, consulting services or other transactions with customers who may negotiate special terms and conditions that are not part of our standard sales contracts. If these special terms and conditions cause sales under these contracts to not qualify under our revenue recognition policies, we would defer revenues to future periods, which may hurt our reported operating results and cause our stock price to fall.

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

   Some of our largest sources of revenues are government entities and large corporations that often require long testing and approval processes before making a decision to license our products. In general, the process of entering into a licensing arrangement with a potential customer may involve lengthy negotiations. As a result, our sales cycle has been and may continue to be unpredictable. In the past, our sales cycle has ranged from one to 12 months. Our sales cycle is also subject to delays as a result of customer-specific factors over which we have little or no control, including budgetary constraints and internal approval procedures. In addition, because our technology must often be integrated with the products and services of other vendors, there may be a significant delay between the use of our software and services in a pilot system and our customers' volume deployment of our products and services.

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

   We have communications hardware and computer hardware operations located at Exodus Communications' facility in Santa Clara, California and at AboveNet Communications' facility in New York City. We do not have complete backup systems for these operations. A problem with, or failure of, our communications hardware or operations could result in interruptions or increases in response times on the Internet sites of our customers. Furthermore, if these third party partners fail to adequately maintain or operate our communications hardware or do not perform our computer hardware operations adequately, our services to our customers may not be available. We have experienced system failures in the past. Other outages or system failures may occur. Any disruptions could damage our reputation, reduce our revenues or otherwise harm our business. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

IF WE ARE UNABLE TO PERFORM OR SCALE OUR CAPACITY SUFFICIENTLY AS DEMAND FOR OUR SERVICES INCREASES, WE MAY LOSE CUSTOMERS WHICH WOULD BE DETRIMENTAL TO OUR BUSINESS.

   We cannot be certain that if we increase our customers we will be able to correspondingly increase our personnel and to perform our application services at satisfactory levels. Certain customer contracts contain cash penalty provisions in the event that we do not perform our application services at satisfactory levels and such penalty provisions will reduce our revenues and harm our business. In addition, our application services may need to accommodate an increasing volume of traffic. If we are not able to expand our internal operations to accommodate such an increase in traffic, our customers' Internet sites may in the future experience slower response times or outages. If we cannot adequately handle a significant increase in customers or customers' traffic, we may lose customers or fail to gain new ones, which may reduce our revenues and harm our business.

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

   We license technology from third parties, including software that is integrated with internally-developed software and used in our products to perform key functions. We anticipate that we will continue to license technology from third parties in the future. This software may not continue to be available on commercially reasonable terms, if at all. Although we do not believe that we are substantially dependent on any licensed technology, some of the software we license from third parties could be difficult for us to replace. The loss of any of these technology licenses could result in delays in the licensing of our products until equivalent technology, if available, is developed or identified, licensed and integrated. The use of additional third-party software would require us to negotiate license agreements with other parties, which could result in higher royalty payments and a loss of product differentiation. In addition, the effective implementation of our products depends upon the successful operation of third-party licensed products in conjunction with our products, and therefore any undetected errors in these licensed products could prevent the implementation or impair the functionality of our products, delay new product introductions and/or damage our reputation.

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

   We expect that we will need to hire additional personnel in all functional areas in the foreseeable future. Competition for personnel throughout our industry is intense. We may be unable to attract or assimilate other highly-qualified employees in the future. We have in the past experienced, and we expect to continue to experience, difficulty in hiring highly-skilled employees with appropriate qualifications. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Some members of our existing management team have been employed at Virage for less than one year. We may fail to attract and retain qualified personnel, which could have a negative impact on our business.

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

   - obtain a license from the holder of the infringed intellectual property right; and

   -  redesign some or all of our products.

   From time to time, we have received notices claiming that our technology infringes patents held by third parties. In the event any such a claim is successful and we are unable to license the infringed technology on commercially reasonable terms, our business and operating results would be significantly harmed.

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

WE HAVE ADOPTED CERTAIN ANTI-TAKEOVER MEASURES WHICH MAY MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US.

   Our board of directors has the authority to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of shares of preferred stock, while potentially providing desirable flexibility in connection with possible acquisitions and for other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. We have no present intention to issue shares of preferred stock. Further, on November 8, 2000, our board of directors adopted a preferred stock purchase rights plan intended to guard against certain takeover tactics. The adoption of this plan was not in response to any proposal to acquire us, and the board is not aware of any such effort. The existence of this plan could also have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, certain provisions of our certificate of incorporation may have the effect of delaying or preventing a change of control, which could adversely affect the market price of our common stock.

         RISKS RELATING TO THE INTERNET VIDEO INFRASTRUCTURE MARKETPLACE

COMPETITION AMONG INTERNET VIDEO INFRASTRUCTURE COMPANIES IS INTENSE. IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, OUR BUSINESS WILL FAIL.

   Competition among Internet video infrastructure companies seeking to attract new customers is intense and we expect this intensity of competition to increase in the future. Our competitors vary in size and in the scope and breadth of the products and services they offer and may have significantly greater financial, technical and marketing resources. Our current direct competitors include Convera (an entity formed between the merger of Excalibur Technolories and a division of Intel) and Mediasite. We may also compete indirectly with system integrators to the extent they may embed or integrate competing technologies into their product offerings, and in the future we may compete with video service providers and searchable video portals. In addition, we may compete with our current and potential customers who may contemplate developing software or performing application services internally. Increased competition could result in price reductions, reduced margins or loss of market share, any of which will cause our business to suffer.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

   None.

Item 2. Changes in Securities and Use of Proceeds.

   (c) Recent Sales of Unregistered Securities.

        During the three months ended December 31, 2000, Virage, Inc. issued the following unregistered securities:

        In December 2000, we issued an immediately exercisable and non-forfeitable warrant to Major League Baseball Advanced Media, L.P. to purchase 200,000 shares of our common stock at $5.50 per share. The issuance and sale of these shares was intended to be exempt from registration under the Securities Act of 1933 as amended by virtue of
        Section 4(2) thereof. Major League Baseball Advanced Media, L.P. received adequate information about us.

   (d) Use of Proceeds.

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

        The initial public offering and private placement resulted in net proceeds of $57,476,000, after deducting $3,099,000 in underwriting discounts and commissions and $1,800,000 in costs and expenses related to the offering. None of the costs and expenses related to the offering or the private placement were paid directly or indirectly to any director, officer, general partner of Virage or their associates, persons owning 10 percent or more of any class of equity securities of Virage or an affiliate of Virage. Proceeds from the offering and private placement have been used for general corporate purposes, including working capital and capital expenditures. The remaining net proceeds have been invested in cash, cash equivalents and short-term investments. The use of the proceeds from the offering and private placement does not represent a material change in the use of proceeds described in our prospectus.


Item 3. Defaults Upon Senior Securities.

   None.


Item 4. Submission of Matters to a Vote of Security Holders.

   None.

Item 5. Other Information.

   None.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits


 Exhibit Number              Description of Document
 --------------              -----------------------
        4.5     Warrant to Purchase Common Stock between Virage and MLB Advanced
                Media, L.P., dated December 31, 2000


     (b) Reports on Form 8-K

         1. Virage filed a current report on Form 8-K dated December 5, 2000 reporting Virage's adoption of a stockholders' rights agreement and a dividend distribution of one preferred stock purchase right for each outstanding share of common stock of Virage.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                VIRAGE, INC.

Date:  February 6, 2001         By:   /s/ Alfred J. Castino
                                   -------------------------------------
                                   Alfred J. Castino
                                   Vice President, Finance and
                                   Chief Financial Officer
                                   (Duly Authorized Officer and
                                   Principal Financial Officer)

                                 Exhibit Index

 Exhibit Number              Description of Document
 --------------              -----------------------
        4.5     Warrant to Purchase Common Stock between Virage and MLB Advanced
                Media, L.P., dated December 31, 2000