Form 10-K
period 2001-03-31
VIRAGE INC
filed 2001-06-20
CIK 1101147

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-K
                                  ------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER: 0-30903
                                  ------------
                                  VIRAGE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                                  38-3171505
(STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

                            177 BOVET ROAD, SUITE 520
                        SAN MATEO, CALIFORNIA 94402-3116
                                 (650) 573-3210
    (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
                OF THE REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)
                                  ------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      [X] Yes   [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [ ]

As of June 4, 2001, there were approximately 20,370,154 shares of the registrant's Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on June 4, 2001 as reported on the Nasdaq National Market was approximately $59,518,000. Shares of Common Stock held by each current executive officer and director have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the registrant's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of registrant's fiscal year ended March 31, 2001.

                                  VIRAGE, INC.

                                      INDEX

                                                                                                            PAGE
PART I

Item 1. Business ..................................................................................           3

Item 2. Properties ................................................................................          22

Item 3. Legal Proceedings .........................................................................          22

Item 4. Submission of Matters to a Vote of Security Holders .......................................          22

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters .....................          25

Item 6. Selected Consolidated Financial Data ......................................................          26

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations .....          27

Item 7A. Quantitative and Qualitative Disclosures About Market Risk ...............................          33

Item 8. Financial Statements and Supplementary Data ...............................................          34

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......          56

PART III

Item 10. Directors and Executive Officers of the Registrant .......................................          56

Item 11. Executive Compensation ...................................................................          56

Item 12. Security Ownership of Certain Beneficial Owners and Management ...........................          56

Item 13. Certain Relationships and Related Transactions ...........................................          56

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ..........................          56

Signatures ........................................................................................          58

                                     PART I

       This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act"), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements using terminology such as "can," "may," "believe," "designed to," "will," "expect," "plan," "anticipate," "estimate," "potential," or "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward- looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date thereof, and the Company assumes no obligation to update any forward-looking statement or risk factors.

ITEM 1. BUSINESS

OVERVIEW

       Virage is a leading provider of software products and services that enable media and entertainment companies, corporate enterprises, educational institutions, and government agencies to publish, manage and distribute their video content over the Internet and intranets. Our Video Application Platform provides the necessary infrastructure for seamlessly integrating Internet-ready video into an internal or external website, transforming video into an effective online medium. Our platform includes our SmartEncode products, which encode and index video within a single automated process, and our server products, which enable the publishing and distribution of streaming video. Owners of video content can leverage our technology either by licensing our products or by employing our application services to outsource their needs. We currently have over 250 customers including media and entertainment corporations such as CNET, CNN, Disney and Warner Bros.; sports leagues such as Major League Baseball Advanced Media and the National Hockey League; global corporations such as Boeing, Cisco and Coca-Cola; educational institutions such as Harvard Business School, Princeton University and Stanford University Graduate School of Business; and government entities such as the FBI and the Library of Congress.

       We were founded in April 1994 and incorporated in Delaware in March 1995. Our principal executive offices are located at 177 Bovet Road, Suite 520, San Mateo, California 94402 and our telephone number is (650) 573-3210.

INDUSTRY BACKGROUND

       The emergence and rapid growth of broadband networks is enabling the use of streaming video across a variety of industry sectors. For many media and entertainment companies, video assets are central to their business. Conversion of those assets to digital formats is a requisite step to an increasingly digital future and offers both productivity as well as revenue enhancing potential. For example, conversion to digital video increases productivity by allowing staff to view and edit video on their corporate intranets, eliminating the need to find and handle videotapes. Digital video allows media companies to produce new content more quickly and to reuse existing content more effectively. In addition, video content can now be distributed directly to consumers with broadband access at work, in school, or in their homes, providing additional sources of revenue for content owners. For corporate enterprises, the value of web video distribution can be realized through more effective communication throughout the organization. The use of streaming video in the enterprise can also deliver increased productivity and significant cost savings. For example, a web-based video training course can substitute for expensive and time-consuming travel to a training site. Similarly, educational institutions can use video on their intranet or on the Internet to expand the reach of their courses or to enhance the research resources of their students.

       According to a study released by Jupiter Media Metrix in April 2001, corporations will spend significantly higher amounts on streaming video technology in the next four years. Jupiter estimates that spending will reach $2.8 billion in 2005, up from $140 million in 2000. The Federal Communications Commission also predicts that half of all Internet connections in the US will be broadband by 2004.

       Even with significant improvements in networks and high-speed network access, further roadblocks inhibit the mass adoption of streaming video. First, the transformation to and management of digital video are complex and costly for the content owner. Second, current streaming media deployments and techniques result in an undesirable viewing experience for the end-user.

       To effectively deliver video to the Internet or intranet, video must first be converted to a digital format such as RealVideo, QuickTime, Windows Media, or MPEG. This conversion process, known as encoding, produces digital video files that are stored in a wide variety of file storage systems or storage area networks. In order to reach the end-user or consumer, encoded video is distributed through hosting, caching, and backbone service providers either while it is encoded (live webcasting) or after the fact, when requested by the viewer (on-demand). Until recently, the only commercial products available for implementing streaming video were basic encoding tools and streaming servers. These basic tools were highly manual and ineffective for deploying and managing streaming video content at an enterprise scale. These techniques did not provide the content management capabilities necessary to deploy large video collections across multiple Internet or intranet sites in a timely and cost-effective manner.

       To date, the end-user's streaming video viewing experience has been very poor. Although rapid improvements in networks and servers continue to improve the reliability and image quality of streaming video, most web video is lacking in other ways. First, streaming video is usually presented in a linear fashion, reflecting and inheriting the limitations of its technical predecessor, the television. Streaming video has also resided on the web in isolation because it lacks the data to interact properly with other textual or multimedia information. As the amount of video on the Internet or on a corporate intranet grows, the viewer's inability to locate the video they want, view just the segments they want, and retrieve or view related textual material will lead to an increasingly frustrating and time-consuming experience. To make matters worse, this frustrating user experience also results in inefficient and costly use of network bandwidth as users struggle to find the relevant information.

       Content owners require an enterprise-class solution to deploy, manage and distribute video content over the Internet and intranets while enhancing the user's viewing experience.

THE VIRAGE SOLUTION

       Virage provides a robust platform that supports enterprise-scale streaming media deployments. Our products allow customers to transform, manage and distribute their video in a way that is efficient, scalable, and of the highest quality. At the front end, Virage transforms video from an amorphous analog source into a structured digital video database quickly and efficiently. Our products eliminate much of the complexity, time, and effort required to encode and index video properly. In addition, our platform allows customers to administer and manage their collections of digital video content, integrating them dynamically throughout one or more Internet or intranet sites. Just as importantly, our products dramatically improve the end-users' experience by allowing them to quickly locate and view just the content that they want. As enterprises begin to deploy streaming media, Virage's solutions provide the content management capabilities required to scale these efforts successfully.

       The Virage Internet Video Application Platform consists of several modules that can be implemented together or separately. Customers can employ these modules either by purchasing a license to our software or by outsourcing their needs to our Application Services division, which is powered by the same software we sell commercially.

                                  [FLOW CHART]


SMARTENCODE(TM) PRODUCTS

VideoLogger(R)

       With a single pass of the video content, our VideoLogger application generates a rich information index and simultaneously encodes the video into the selected digital formats. The video index and digital video files are time synchronized, allowing the index data to reference particular moments in the video. The indexing process converts video into data that computers can recognize. The index, or video database, acts like an index found at the back of a book, allowing pinpoint access into video content. Indexing information can be derived from automated analysis of the video stream, from external sources of time-coded data, or from information entered by a user. Automatically extracted information includes a visual storyboard of scene changes, a transcription of spoken words (via speech recognition), audio classification, closed captioning or teletext, names of recognized faces and speakers, on-screen text, and time code. External sources of data could include an "edit decision list" from non-linear video editing software such as Avid, a transcript of words spoken, or a real-time statistics feed from a sports stadium. User entered information can include clip titles, clip descriptions, categories, clip in and out points, event dates, and other custom descriptions. The easy-to-use VideoLogger interface allows a customer to monitor video capture and indexing, control multiple encoders, and create clips on the fly. Once the index is produced, it can be integrated with a number of different back-end solutions, including the Virage Video Application Server. The Virage SmartEncode process is available either through the latest release of the award-winning Virage VideoLogger product or in an outsourced fashion through Virage application services.

       Customers or third-party developers can enhance the SmartEncode process through the VideoLogger Software Developer Kit (SDK). The VideoLogger SDK provides developers and systems integrators access to the full range of VideoLogger functions through a programming interface. This enables reliable integration into a wide variety of automated workflows and allows developers to add additional indexing and encoding functionality to VideoLogger as necessary.

Virage ControlCenter(TM)

       The Virage ControlCenter product is a powerful workflow application that remotely schedules, controls, and manages the SmartEncode process for multiple VideoLoggers from a central console. Capture of the source video signal is the starting point. Virage software can accept video from virtually any analog or digital source: camera, satellite feed, television, video tape, or digital file. Capture of multiple video feeds can be automated and managed centrally via ControlCenter for greater efficiency. For outsourcing needs, Virage production facilities in the United States and Europe can capture content from over 500 satellite channels worldwide, from a range of professional satellites and fiber networks, and from all major tape formats.

SERVER PRODUCTS

Virage Video Application Server(TM)

       The powerful XML-based Video Application Server product provides a comprehensive platform for publishing, managing and distributing Virage-enabled content on the web. The Video Application Server hosts the video index generated by the SmartEncode process. It is designed for high performance and can scale to enterprise-wide and Internet-wide deployments. The Video Application Server content management capabilities include account setup, deleting or inserting video assets from the databases, editing existing video assets, and managing multiple video collections.

       The Video Application Server is used to publish and distribute content to video rich websites. With the Video Application Server, a customer can efficiently publish on demand video throughout a website, seamlessly integrated with the existing website look and feel. Sample web templates provide an easy "out of the box" experience, or customers can develop their own HTML templates to create search and results pages and player windows tailored to their specific needs. The Video Application Server supports all common streaming formats including RealVideo, Windows Media, QuickTime, and MPEG. It can also extend the viewing experience beyond the PC-based Internet to set top boxes, game consoles, handheld and wireless devices.

------------------------------------------------------------------------------------------
Features
SEARCH                   With Virage Video Application Server, content owners can
                         deliver video content to end-users through well-understood navigation paradigms. This allows users to quickly find
                         the content of interest.
------------------------------------------------------------------------------------------
DYNAMIC PUBLISHING       Video Application Server can automate the process of delivering video clips throughout a web site. Content can be automatically published based on its category or keywords.
------------------------------------------------------------------------------------------
REPORTING                Daily, weekly and monthly traffic reports provide content owners with Nielsen-type ratings for published content, with information on most popular search terms, most accessed clips and best traffic drivers.
------------------------------------------------------------------------------------------
CDN MANAGEMENT           Because many content owners use multiple content distribution networks (CDNs), the Video Application Server provides an
                         abstraction layer to simplify content distribution.
------------------------------------------------------------------------------------------
PERSONALIZATION          Video Application Server provides a range of capabilities that allow content owners to deploy personalized viewing experiences.
------------------------------------------------------------------------------------------
SYNDICATION              Because Video Application Server separates the content database from the HTML templates, it allows a single content collection to be syndicated to multiple sites, each with a unique look & feel.
------------------------------------------------------------------------------------------

Other Server products include the following:

Video Application Server SDK

       The Video Application Server Software Developer Kit (SDK) allows developers and systems integrators to build custom applications to suit any publishing environment.

Virage Syndication Manager(TM)

       Our Syndication Manager application allows content owners to securely syndicate their streaming video content to a variety of web affiliates. Content owners can create discrete packages of video clips and assign rights to those packages to an array of affiliates. Content owners can set up business rules for each affiliate that will ensure that the video will be used only as contractually specified.

MediaSync(TM)

       Our MediaSync product provides a fully integrated, end-to-end solution for rapidly assembling, synchronizing and publishing streaming video with PowerPoint slides to a website.

SERVICE OFFERINGS

       Virage offers a wide variety of services to ensure our customers' success. Customers are encouraged to choose the combination of products and services that best meets their needs.

Software installation and training

       License software customers increasingly are contracting with Virage for software installation and training support. These services ensure that customers can get up and running successfully with Virage software as quickly as possible. These services are typically billed on a daily or hourly basis.

Development and implementation services

       Virage offers a variety of professional services aimed at helping customers to implement or customize our commercial software. The services typically consist of implementing our SmartEncode products in a unique production environment or building specialized plug-ins to our products. We can also build custom web templates for Video Application Server installations and help with website integration. We offer these services to customers regardless of whether they license software products, or opt for our outsourced, hosted solution. These services are typically billed on an hourly basis, though in some cases we offer a fixed fee project based upon the size of the project.

SmartEncode services

       Instead of purchasing our SmartEncode products, customers can instead outsource their video processing needs to us. Using our own SmartEncode products, we process content from a variety of analog or digital sources and produce multiple formats and bit rates of high quality encoded video along with a rich video database. Editorial services include custom headlines, descriptions, keywords, and other useful information added by our expert content editors to suit a customer's requirements. We also can transcribe content to produce an exact text of the speech. We typically bill for such services as a charge per hour of video processed depending upon the level of services required. These services are provided out of our production facilities in the United States and Europe.

Application hosting services

       Instead of purchasing our server products, customers can instead choose to have Virage host the Video Application Server and related applications on their behalf. Virage hosts the video information, also known as metadata, and surrounding application logic while one of our content distribution partners typically hosts the streaming video files. We provide daily, weekly, and monthly traffic reports to the content owner. We also provide a secure administration and publishing interface that provides our customers complete control of how and where their content gets published. We typically charge for application hosting services with both a fixed monthly minimum charge, and a variable component that increases based upon accesses to our video database. Virage has two datacenters that provide fault-tolerant arrays of servers, global load-balancing, and 24/7 monitoring to ensure reliable and scalable hosting.


BUSINESS STRATEGY

       Our goal is to strengthen our position as a leading provider of products and application services that enable owners of content to publish, manage and distribute their video content over the Internet and intranets. To achieve this objective, our business strategy includes the following key components:

BECOME THE STANDARD FOR DEPLOYING, MANAGING AND DISTRIBUTING VIDEO CONTENT OVER THE INTERNET AND INTRANETS.

       We intend to establish Virage as the standard for the deployment, management and distribution of video content over the Internet and intranets. To achieve this goal, we focus our direct and indirect selling and marketing activities on industry leaders in the media and entertainment, corporate enterprise, education, and government markets. Many major media companies, broadcast networks and large corporations already use Virage. We can grow our revenues through additional sales to our existing customers and sales to new customers. We believe that our penetration rate into most existing customers is low; most have done small pilot implementations which can lead to much larger sales opportunities. A small group of customers have made larger purchases, but even these larger customers offer significant new sales opportunities. For example, we have licensed our products to a number of larger broadcasters such as CNN primarily to automate their newsroom operations. We have recently obtained additional business from CNN for their video archives and from Turner Broadcasting Europe. We believe that there are additional archive opportunities with each of our broadcast customers, as well as opportunities to expand our software and services into additional newsrooms or affiliates. We also have a number of corporate customers who have made small initial purchases for either archives or for consumer focus groups. We believe we have opportunities in each of these corporations as they roll out additional streaming video initiatives such as corporate communications or training.

GENERATE INCREASING REVENUE STREAMS THROUGH NEW PRODUCTS AND SERVICES.

       We intend to generate additional revenues by introducing new products and services. We have added, and will continue to add, to our licensed software product offering. For example, in the past fiscal year, we added several new applications including the Video Application Server, ControlCenter, and MediaSync products. We also introduced multi-byte support for Asian languages, along with new audio analysis support for Spanish, Italian, German, UK English, Brazilian Portuguese, Japanese, and Mandarin. In the fourth quarter of fiscal 2001, we also introduced a professional services offering to assist licensed software customers with implementation of our software products. We grew our applications services outsource solution in the fourth quarter of fiscal 2001 to over $1,000,000, a greater than three-fold increase over the same quarter of fiscal 2000. Virage expects to continue a significant investment in product development. Our development efforts will include both continued expansion of the base technology as well as development of specific applications to support customers in media and entertainment, sports, corporations, education, and government.

EMPOWER CONTENT PROVIDERS WITHOUT COMPETING AGAINST THEM.

       Our licensed products and application services enable our customers to retain control over their video content and brands. We allow our customers to maintain a direct relationship with their user audience by distributing their video content directly from their own Internet sites, while extending the reach of their content through syndication. We do not aggregate our customers' video content on our own Internet site, and we do not depend on advertising and commerce revenue streams from our own Internet site to drive our business. We intend to maintain this business model, which supports content providers, as well as to enhance this model by providing products and application services that will drive more traffic to our customers' Internet sites.

ENHANCE AND LEVERAGE OUR TECHNICAL LEADERSHIP POSITION.

       We combine the use of our proprietary technologies with proven third-party technologies to create technically advanced products and application services. Our internal technologies include our video indexing and management technologies, our configurable track architecture and an extensible software plug-in framework. We have filed 19 patent applications in the United States, six of which have resulted in issued patents. We will continue to aggressively develop and protect our intellectual property. We have designed our architecture and application programming interfaces to enable both rapid integration and easy interchangeability of proven third-party technologies into our products. We will continue to evaluate and integrate multiple third-party technologies into our products, selecting and substituting these technologies based on technical superiority and favorable business economics. We have also designed our architecture and application programming interfaces to allow rapid integration of our products with the products of our value-added resellers and system integrators. As a result, our products are currently integrated with products from over 25 other vendors. We will continue to develop products that integrate easily with the products of other vendors in our markets.

EXPAND OUR INTERNATIONAL PRESENCE.

       Potential customers for our products and services are located throughout the world. We intend to develop local sales, technical support and application services operations that can support these customers. We have an established subsidiary in London, England through which we have sold our products and services to a number of European customers including the BBC, Cable and Wireless, Ferrari Racing Team, Reuters, Schlumberger and Turner Broadcasting Europe. We also initiated sales operations in Latin America and Asia in fiscal 2001 and we plan to expand those operations in fiscal 2002.

PURSUE STRATEGIC RELATIONSHIPS.

       We intend to pursue strategic relationships with, or acquisitions of, other companies to increase our customer base, expand our products and services, and strengthen our management team. By developing strategic relationships with leading technology providers, we believe we will be able to proliferate our products and services and improve our access to our target customer base. In addition, we may acquire companies to enhance our product and service offerings, to increase our workforce and to broaden our market opportunities.

CUSTOMERS

       Our customers represent large media and entertainment corporations, other global corporations, educational institutions and government entities. For the year ended March 31, 2001, no customer accounted for more than 10% of our total revenues. For the year ended March 31, 2000, two customers each accounted for 13% and 10% of our total revenues. For the year ended March 31, 1999 three customers each accounted for 17%, 14% and 13% of our total revenues.

RESEARCH AND DEVELOPMENT

       We believe that our future success will depend in part on our ability to continually develop new and enhance existing products and services. Accordingly, we invest a significant amount of our resources in research and product development activities. Our research and development expenses totaled $9,101,000, $4,182,000, and $2,325,000 for the years ended March 31, 2001, 2000 and 1999 respectively.

SALES AND MARKETING

SALES AND DISTRIBUTION STRATEGY

       We sell our products and application services through a direct sales force and through indirect distribution channels. We currently target customers in several markets including media and entertainment, and enterprises such as corporations, government entities and universities. Our sales strategy is to pursue multiple opportunities for large-scale deployments within each customer account. Through our direct sales force in Boston, Chicago, London, Los Angeles, Munich, New York, San Francisco, Tampa/St. Petersburg, Atlanta, Houston, and Washington D.C., we focus on larger customers in North America, Europe, Latin America, and Asia. Our field representatives sell our products and services to customers who have been qualified by our telesales personnel. In addition, our direct sales force manages local relationships with key resellers. Our indirect distribution channels include major industry vendors, domestic and international distributors, system integrators and value-added resellers. Together, these distributors and value-added resellers accounted for approximately 33% of total revenues for the year ended March 31, 2001.

MARKETING ACTIVITIES

       Since our inception, we have invested a substantial percentage of our revenues in a broad range of marketing activities to generate demand, gain corporate brand identity and educate the market about our products and services. These activities have focused primarily on direct marketing, direct mail and email, seminars, public relations, co-marketing and branding with our major customer accounts and strategic partners, targeted trade shows, conferences, speaking engagements, and product information through print collateral and our Internet site. In addition, we have an established developer relations function to encourage independent software developers to develop products and solutions that are compatible with our products and technologies.

COMPETITION

       The Internet video marketplace is new, rapidly evolving and intensely competitive. As more companies begin to deploy searchable and interactive video on the Internet, we expect competition to intensify. We currently compete directly with other providers in the Internet video infrastructure marketplace including Convera Corporation. We may also compete indirectly with larger system integrators who embed or integrate these directly competing technologies into their product offerings. It is possible that we may work with these same larger companies on one customer bid and compete with them on another. In the future, we may compete with other video services vendors and searchable video portals. In addition, we may compete with our current and potential customers who may develop software or perform application services internally.

       We believe that the principal competitive factors in our market are:

       -      video indexing management functionality;

       -      services experience and expertise;

       -      demonstrated video technology expertise;

       -      customer references;

       -      company reputation;

       -      ease of installation and use;

       -      real-time processing capability;

       -      software reliability and stability;

       -      scalability;

       -      pricing;

       -      24-by-7 customer support; and

       -      adoption by other customers

       We believe we compete favorably with our competitors based on these factors.

INTELLECTUAL PROPERTY

       We depend on our ability to develop and maintain the proprietary aspects of our technology. To protect our proprietary technology, we rely primarily on a combination of patent, trademark and copyright laws, as well as confidentiality and license agreements with our employees and others. We actively seek patent protection for our intellectual property. We have filed 19 U.S. patent applications on our proprietary technology. Six patents have been issued and a seventh patent has been allowed by the Patent and Trademark Office. Our remaining twelve patent applications are currently pending. In 1997, we entered into a five-year patent cross-licensing agreement with IBM. The terms of this agreement include our nonexclusive license of IBM's multimedia software patents in return for an annual fee and a license to IBM of all of our current patents as described above and any patents that may be issued to us in the future.

       We have seventeen trademarks, four of which are registered. We seek to avoid disclosure of our trade secrets by limiting access to our proprietary technology and restricting access to our source code. Despite these precautions, it may be possible for unauthorized third parties to copy particular portions of our technology or reverse engineer or obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent, as do the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate and competing companies may independently develop similar technology.

EMPLOYEES

       As of March 31, 2001, we had 199 employees and 18 full time contractors. Of our 217 total staff, 50 were employed in services, 76 were employed in engineering, 67 were employed in sales and marketing, and 24 were employed in general and administrative positions. None of our employees is subject to a collective bargaining agreement, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

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

       We have limited visibility into future demand, and our limited operating history makes it difficult for us to foresee or accurately evaluate factors that may impact such future demand. Visibility over potential sales is typically limited to the current quarter. In order to provide a revenue forecast for the current quarter, we must make assumptions about conversion of these potential sales into current quarter revenues. Such assumptions may be materially incorrect due to competition for the customer order including pricing pressures, sales execution issues, customer selection criteria or length of the customer selection cycle, the failure of sales contracts to meet our revenue recognition criteria, our inability to hire and retain qualified personnel, our inability to develop new markets in Europe or Asia, and other factors that may be beyond our control. In addition, we are reliant on third party resellers for a significant portion of our license revenues and we have limited visibility into the status of orders from such third parties.

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

       Our cost of sales and expense forecasts are based upon our budgets and spending forecasts for each area of the Company. Circumstances we may not foresee could increase cost and expense levels beyond the levels forecasted. Such circumstances may include competitive threats in our markets which we may need to address with additional sales and marketing expenses, legal claims, employee turnover, additional royalty expenses should we lose a source of current technology, losses of key management personnel, unknown defects in our products, and other factors we cannot foresee.

BECAUSE WE HAVE ONLY RECENTLY INTRODUCED OUR VIDEO SOFTWARE PRODUCTS AND APPLICATION SERVICES, WE FACE A NUMBER OF RISKS WHICH MAY SERIOUSLY HARM OUR BUSINESS.

       We incorporated in April 1994 and to date we have generated only limited revenues. We introduced our first video software products in December 1997, our application services in May 1999 and our professional services in March 2001. Because we have a limited operating history with our video software products, application services and professional services and because our revenue sources may continue to shift as our business develops, you must consider the risks and difficulties that we may encounter when making your investment decision. These risks include our ability to:

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

OUR BUSINESS MODEL IS UNPROVEN AND MAY FAIL, WHICH MAY SIGNIFICANTLY DECREASE THE MARKET PRICE OF OUR COMMON STOCK.

       We do not know whether our business model and strategy will be successful. Our business model is based on the premise that content providers will use our licensed products and application services to catalog, manage, and distribute their video content over the Internet and intranets. Our potential customers may elect to rely on their internal resources or on lower priced products and services that do not offer the full range of functionality offered by our products and services. If the assumptions underlying our business model are not valid or if we are unable to implement our business plan, our business will suffer.

WE HAVE NOT BEEN PROFITABLE AND IF WE DO NOT ACHIEVE PROFITABILITY, OUR BUSINESS MAY FAIL.

       We have experienced operating losses in each quarterly and annual period since we were formed and we expect to incur significant losses in the future. As of March 31, 2001, we had an accumulated deficit of $61,174,000. We expect to continue to incur increasing research and development, sales and marketing and general and administrative expenses. Accordingly, our failure to increase our revenues significantly or improve our gross margins will harm our business. In addition, our cash, cash equivalent and short-term investment resources (collectively, "cash resources") totaled $48,131,000 as of March 31, 2001 and we used $16,863,000 in our operating activities during the year ended March 31, 2001. We anticipate that our operating activities will use additional cash resources for at least the next 12 months. This may leave us with a deteriorated cash position in comparison to our cash position as of March 31, 2001 and this may affect our ability to transact future strategic operating and investing activities in a timely manner, which may harm our business and cause our stock price to fall. Even if we should achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, if our gross margins do not improve, or if our operating expenses exceed our expectations, our operating results will suffer and our stock price may fall.

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

       Our quarterly revenues depend on a number of factors, many of which are beyond our control and which makes it difficult for us to predict our revenues going forward. We plan to increase our operating expenses and if our revenues and gross margins do not increase, our business could be seriously harmed. We plan to increase our operating expenses to expand our sales and marketing operations, fund greater levels of research and development, expand our application and professional services and develop our internal organization. Many of these expenditures are planned or committed in advance in anticipation of future revenues, and if our revenues in a particular quarter are lower than we anticipate, we may be unable to reduce spending in that quarter. As a result, any shortfall in revenues or a failure to improve gross margins would likely hurt our quarterly operating results.

OUR REVENUES MAY BE HARMED IF GENERAL ECONOMIC CONDITIONS CONTINUE TO WORSEN.

       Our revenues are dependent on the health of the economy and the growth of our customers and potential future customers. If the economy remains stagnant, our customers may continue to delay or reduce their spending on our software and service solutions. When economic conditions weaken, sales cycles for sales of software products and related services tend to lengthen and companies' information technology budgets tend to be reduced. If that happens, our revenues could suffer and our stock price may decline. Further, if the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition.

OUR SERVICE REVENUES HAVE A SUBSTANTIALLY LOWER MARGIN THAN OUR LICENSE REVENUES, AND AN INCREASE IN SERVICE REVENUES RELATIVE TO LICENSE REVENUES COULD HARM OUR GROSS MARGINS.

       Our service revenues, which includes fees for our application services as well as professional services such as consulting, implementation, maintenance and training, were 45% of our total revenues for the year ended March 31, 2001, 20% of our total revenues for the year ended March 31, 2000 and 8% of our total revenues for the year ended March 31, 1999. Our service revenues have substantially lower gross margins than our license revenues. Our cost of service revenues for the years ended March 31, 2001, 2000 and 1999 were 144%, 218% and 168%, respectively, of our service revenues. An increase in the percentage of total revenues represented by service revenues could adversely affect our overall gross margins.

       Service revenues as a percentage of total revenues and cost of service revenues as a percentage of total revenues have varied significantly from quarter to quarter due to our relatively early stage of development. Historically, the relative amount of service revenues as compared to license revenues has varied based on customer demand for our application services revenues. However, we anticipate an increase in the percentage of license customers requesting professional services as a result of our introduction of professional services in the fourth quarter of fiscal 2001, which will also impact the relative amount of service revenues as compared to license revenues. We expect that the amount and profitability of our professional services will depend in large part on:

       -      the software solution which has been licensed;

       - the complexity of the customers' information technology environments;

       - the resources directed by customers to their implementation projects;

       -      the size and complexity of customer implementations; and

       - the extent to which outside consulting organizations provide services directly to customers.

IF OUR INTERNAL PROFESSIONAL SERVICES ORGANIZATION DOES NOT PROVIDE IMPLEMENTATION SERVICES EFFECTIVELY AND ACCORDING TO SCHEDULE, OUR REVENUES AND PROFITABILITY WOULD BE HARMED.

       Customers that license our products may require consulting, implementation, maintenance and training services and obtain them from our internal professional services, customer support and training organizations. When we provide these services, we may be required to recognize revenue from the licensing of our software products as the implementation services are performed. If our internal professional services organization does not effectively implement and support our products or if we are unable to expand our internal professional services organization as needed to meet our customers' needs, our ability to sell software, and accordingly our revenues, will be harmed.

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

IF WE FAIL TO INCREASE THE SIZE OF OUR CUSTOMER BASE OR INCREASE OUR REVENUES WITH OUR EXISTING CUSTOMERS, OUR BUSINESS WILL SUFFER.

       Increasing the size of our customer base and increasing the revenues we generate from our customer base are critical to the success of our business. To expand our customer base and the revenues we generate from our customers we must:

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

WE DEPEND ON OUTSIDE THIRD PARTIES TO MAINTAIN OUR COMMUNICATIONS HARDWARE AND PERFORM MOST OF OUR COMPUTER HARDWARE OPERATIONS AND IF THESE THIRD PARTIES' HARDWARE AND OPERATIONS FAIL, OUR REPUTATION AND BUSINESS WILL SUFFER.

       We have communications hardware and computer hardware operations located at Exodus Communications' facility in Santa Clara, California, at AboveNet Communications' facility in New York City, and at Phoenix Communications in New Jersey. We do not have complete backup systems for these operations. A problem with, or failure of, our communications hardware or operations could result in interruptions or increases in response times on the Internet sites of our customers. Furthermore, if these third party partners fail to adequately maintain or operate our communications hardware or do not perform our computer hardware operations adequately, our services to our customers may not be available. We have experienced system failures in the past. Other outages or system failures may occur. Any disruptions could damage our reputation, reduce our revenues or otherwise harm our business. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

POWER OUTAGES IN CALIFORNIA COULD ADVERSELY AFFECT US.

       We have significant operations in the state of California and are dependent on a continuous power supply. California's energy crisis could substantially disrupt our operations and increase our expenses. California has recently implemented, and may in the future continue to implement, rolling blackouts throughout the state. Although state lawmakers are working to minimize the impact, if blackouts interrupt our power supply, we may be temporarily unable to continue operations at our California facilities. Any such interruption in our ability to continue operation at our facilities could delay the development of our products and services and disrupt communications with our customers or other third parties on which we rely, such as web hosting service providers. Future interruptions could damage our reputation and could result in lost revenue, either of which could substantially harm our business and results of operations. Furthermore, shortages in wholesale electricity supplies have caused power prices to increase. If energy prices continue to increase, our operating expenses will likely increase which could have a negative effect on our operating results, which in turn may cause our stock price to fall.

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

       We license technology from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. We anticipate that we will continue to license technology from third parties in the future. This software may not continue to be available on commercially reasonable terms, if at all. Although we do not believe that we are substantially dependent on any licensed technology, some of the software we license from third parties could be difficult for us to replace. The loss of any of these technology licenses could result in delays in the licensing of our products until equivalent technology, if available, is developed or identified, licensed and integrated. The use of additional third-party software would require us to negotiate license agreements with other parties, which could result in higher royalty payments and a loss of product differentiation. In addition, the effective implementation of our products depends upon the successful operation of third-party licensed products in conjunction with our products, and therefore any undetected errors in these licensed products could prevent the implementation or impair the functionality of our products, delay new product introductions and/or damage our reputation.

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

OUR COMMON STOCK PRICE HAS DECLINED IN VALUE BELOW THE EXERCISE PRICE OF MANY EMPLOYEE STOCK OPTIONS AND, AS A RESULT, WE MAY EXPERIENCE DIFFICULTIES RETAINING EMPLOYEES.

       Our common stock price has recently declined in value below the exercise price of many stock options granted to employees pursuant to our stock option plans. Thus, the intended benefit of the stock option, the creation of performance and retention incentives, may not be realized. As a result, we may lose employees whom we would prefer to retain which would harm our business. We may be required to create additional performance and retention incentives in order to retain these employees including the granting of additional stock options to these employees at current prices or issuing incentive cash bonuses. Such incentives may either dilute our existing stockholder base or result in unforeseen operating expenses, which may cause our stock price to fall.

BECAUSE COMPETITION FOR QUALIFIED PERSONNEL IS INTENSE, WE MAY NOT BE ABLE TO RECRUIT OR RETAIN PERSONNEL, WHICH COULD IMPACT THE DEVELOPMENT AND ACCEPTANCE OF OUR PRODUCTS AND SERVICES.

       We expect that we will need to hire additional personnel in all functional areas in the foreseeable future. Competition for personnel throughout our industry is intense. We may be unable to attract or assimilate other highly qualified employees in the future. We have in the past experienced, and we expect to continue to experience, difficulty in hiring highly skilled employees with appropriate qualifications. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Some members of our existing management team have been employed at Virage for less than one year. We may fail to attract and retain qualified personnel, which could have a negative impact on our business.

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

WE HAVE LEASES FOR OUR FACILITIES THAT EXPIRE ON VARIOUS DATES THROUGH 2006 THAT WE MAY NOT BE ABLE TO FULLY UTILIZE AND THIS MAY CAUSE US TO INCUR LARGE ONE-TIME CHARGES FOR EXCESS CAPACITY.

       Our principal administrative, research and development, sales, services and marketing activities are conducted on two leased properties in San Mateo,
California: the first property consists of 21,000 square feet and expires in May 2002 and the second property consists of 48,000 square feet and expires in September 2006. In addition, we lease a property in New York City for services and sales under a lease that expires in March 2005, a property near Boston, Massachusetts where we perform research and development under a lease that expires in June 2003 and a property near London, England where we perform sales, services, marketing and administrative activities and that expires in February 2002.

       During the year ended March 31, 2001, we were able to sublease our excess capacity at our facilities and received rental payments of $1,185,000. These sublease agreements will expire during the year ended March 31, 2002, and we may not be successful in renewing our arrangements with our current sublease tenants or finding new sublease tenants. If this should occur, we would be required to record a one-time charge at the end of the sublease agreement for a portion of the rental payments that we owe to our landlord relating to any excess capacity that exists at our facilities. Such a charge will harm our operating results and may cause our stock price to fall.

DEFECTS IN OUR SOFTWARE PRODUCTS COULD DIMINISH DEMAND FOR OUR PRODUCTS, WHICH MAY CAUSE OUR STOCK PRICE TO FALL.

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

IF THE PROTECTION OF OUR INTELLECTUAL PROPERTY IS INADEQUATE, OUR COMPETITORS MAY GAIN ACCESS TO OUR TECHNOLOGY, AND WE MAY LOSE CUSTOMERS.

       We depend on our ability to develop and maintain the proprietary aspects of our technology. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Our proprietary rights may not prove viable or of value in the future since the validity, enforceability and type of protection of proprietary rights in Internet related industries are uncertain and still evolving.

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

WE HAVE ADOPTED CERTAIN ANTI-TAKEOVER MEASURES THAT MAY MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US.

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

         RISKS RELATING TO THE INTERNET VIDEO INFRASTRUCTURE MARKETPLACE

COMPETITION AMONG INTERNET VIDEO INFRASTRUCTURE COMPANIES IS INTENSE. IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, OUR BUSINESS WILL FAIL.

       Competition among Internet video infrastructure companies seeking to attract new customers is intense and we expect this intensity of competition to increase in the future. Our competitors vary in size and in the scope and breadth of the products and services they offer and may have significantly greater financial, technical and marketing resources. Our direct competition in the marketplace comes primarily from Convera Corporation. We may also compete indirectly with system integrators to the extent they may embed or integrate competing technologies into their product offerings, and in the future we may compete with video service providers and searchable video portals. In addition, we may compete with our current and potential customers who may contemplate developing software or performing application services internally. Increased competition could result in price reductions, reduced margins or loss of market share, any of which will cause our business to suffer.

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


ITEM 2. PROPERTIES

       Our principal administrative, research and development, sales, services and marketing activities are conducted on two leased properties in San Mateo,
California: the first property consists of 21,000 square feet under a lease that expires in May 2002 and the second property consists of 48,000 square feet under a lease that expires in September 2006. In addition, we lease a property in New York City for services and sales under a lease that expires in March 2005, a property near Boston, Massachusetts where we perform research and development under a lease that expires in June 2003 and a property near London, England where we perform sales, services, marketing and administrative activities and that expires in February 2002. We have additional domestic sales offices located throughout the United States. We have foreign sales offices in various cities in Europe and Asia to support our worldwide sales organization.


ITEM 3. LEGAL PROCEEDINGS

       From time to time, we may become involved in litigation claims arising from our ordinary course of business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

       The following table sets forth certain information regarding our executive officers as of June 1, 2001:

-----------------------------------------------------------------------------------------
          NAME                        AGE                         POSITION
-----------------------------------------------------------------------------------------
Paul G. Lego.....................     42           President, Chief Executive Officer and
                                                   Chairman of the Board of Directors
-----------------------------------------------------------------------------------------
Alfred J. Castino................     49           Chief Financial Officer
-----------------------------------------------------------------------------------------
David J. Girouard................     35           Vice President, Services & Strategy
-----------------------------------------------------------------------------------------
Bradley J. Horowitz..............     35           Chief Technology Officer
-----------------------------------------------------------------------------------------
Joseph A. Hyrkin.................     30           Vice President, Strategic Accounts and
                                                   Asia Pacific Sales
-----------------------------------------------------------------------------------------
Andrew P. Langhoff...............     39           Vice President, Business Development
-----------------------------------------------------------------------------------------
Michael H. Lock..................     38           Vice President, Worldwide Sales
-----------------------------------------------------------------------------------------
Carlos O. Montalvo...............     44           Chief Marketing Officer
-----------------------------------------------------------------------------------------
Frank H. Pao.....................     32           Vice President, Business Affairs
-----------------------------------------------------------------------------------------
Mark K. Rattley..................     40           Vice President and General Manager,
                                                   European Operations
-----------------------------------------------------------------------------------------
Gilbert C. Wai...................     47           Vice President, Engineering
-----------------------------------------------------------------------------------------

       Paul G. Lego, chairman of the board of directors, president and chief executive officer, joined Virage in January 1996. From January 1995 to January 1996, Mr. Lego was an associate at Sutter Hill Ventures, a venture capital firm. From June 1988 to December 1994, Mr. Lego was the chief operating officer at Digidesign, a manufacturer of digital audio recording and editing systems which was acquired by Avid Technology in January 1995. Mr. Lego has also held various marketing, manufacturing and engineering positions with Pyramid Technology Corporation, the General Electric Company and Digital Equipment Corporation. Mr. Lego holds a B.S. in electrical engineering from Cornell University and an M.B.A. from Harvard Business School.

       Alfred J. Castino, chief financial officer, joined Virage in January 2000. From September 1999 to January 2000, Mr. Castino was the chief financial officer of RightPoint, a marketing software firm that was acquired by E.piphany. From September 1997 to August 1999, Mr. Castino was employed at PeopleSoft as vice president of finance and chief accounting officer, as senior vice president of finance and administration, and chief financial officer. From April 1996 to September 1997, Mr. Castino was vice president and corporate controller at Chiron Corporation, a biotechnology company. From August 1989 to March 1996, Mr. Castino held finance positions at Sun Microsystems, a computer hardware company, including finance director of United States operations, director of finance and planning for European operations, and assistant corporate controller. Mr. Castino's prior experience also includes seven years at Hewlett-Packard Company in various financial management positions. Mr. Castino is a certified public accountant. Mr. Castino holds a B.A. in economics from Holy Cross College and an M.B.A. from Stanford University.

       David J. Girouard, vice president, services and strategy, joined Virage in May 1997. Prior to becoming our vice president and general manager, Virage Interactive, Mr. Girouard served as our director of product marketing from November 1997 to May 1999. From December 1994 to April 1997, Mr. Girouard was a product manager in the worldwide product marketing group at Apple Computer. Mr. Girouard holds a B.A. in engineering sciences and a B.E. from Dartmouth College. He also holds an M.B.A. from the University of Michigan.

       Bradley J. Horowitz, chief technology officer, co-founded Virage in 1994. From 1989 to April 1993, Mr. Horowitz was a consultant for various companies, including Polaroid, TASC and Comtech Labs, in the area of digital image and video understanding. Mr. Horowitz received a B.S. in computer science from the University of Michigan and a M.S. in media science from the Media Lab at the Massachusetts Institute of Technology.

       Joseph A. Hyrkin, vice president, strategic accounts and Asia Pacific sales, joined Virage in 1999. Prior to joining Virage, Mr. Hyrkin ran sales for Sina.com, a publicly listed company, that acts as the leading Chinese language portal and destination site. Before joining Sina.com, Mr. Hyrkin resided in Hong Kong and Beijing for seven years where he developed the China strategy for the British-based Economist Group. Mr. Hyrkin received a double B.A. in Chinese and Political Science from the State University of New York at Albany.

       Andrew P. Langhoff, vice president, business development, joined Virage in January 2000. Prior to joining Virage, Mr. Langhoff held a number of positions within the online operations of the Walt Disney Company, most recently as vice president of broadband development for Go.com. From March 1998 to October 1999, Mr. Langhoff was vice president, business development for the Buena Vista Internet Group of Walt Disney Company where he was responsible for the strategic partnerships of ABCNEWS.com, ABC.com, ESPN.com and other Disney websites. From March 1997 to March 1998, Mr. Langhoff was vice president, business development for ABCNEWS Internet Ventures. From February 1996 to March 1997, Mr. Langhoff was vice president, business development for the ABC Multimedia Group. From 1992 to 1996, Mr. Langhoff was a general attorney at Capital Cities/ABC. Mr. Langhoff received a B.A. from Tufts University and a J.D. from the University of Virginia School of Law.

       Michael H. Lock, vice president, worldwide sales, joined Virage in January 2001. Prior to joining Virage, Mr. Lock held various sales and marketing positions at Oracle Corporation, most recently as Vice President, Sales and Marketing, from 1996 to 2000. Mr. Lock also has served in a variety of sales, marketing and general management positions with IBM, Dun and Bradstreet Software and Drake International. Mr. Lock received a B.S. in Business Administration from Wilfrid Laurier University in Ontario, Canada.

       Carlos O. Montalvo, vice president, marketing, joined Virage in May 1998. From March 1997 to April 1998, Mr. Montalvo served as vice president of marketing at Cinebase, a provider of media asset management software. From March 1987 to March 1997, Mr. Montalvo held various product and regional marketing positions and served as vice president of Apple Computer's interactive media group. Mr. Montalvo studied political science and bioengineering at the University of California at San Diego.

       Frank H. Pao, vice president, business affairs and general counsel, joined Virage in April 1997. From September 1994 to March 1997, Mr. Pao specialized in intellectual property and licensing transactions at the law firm of Gray Cary Ware & Freidenrich. He has also held various engineering positions at Advanced Cardiovascular Systems and Lawrence Berkeley Laboratories. Mr. Pao holds a B.S. in bioengineering from the University of California at Berkeley and a J.D. from Boalt Hall School of Law at the University of California at Berkeley.

       Mark K. Rattley, vice president and general manager, European operations, joined Virage as a full-time employee in March 2000. From November 1998 to March 2000, he held the position of vice president of Protege Software, a consulting firm, where he was responsible for developing our European operations. Previously, he spent six years as a director and general manager of Sun Microsystems UK where he was responsible for the enterprise and Internet software business in Europe. Prior to Sun Microsystems, Mr. Rattley held senior sales, product marketing, general management and director positions at Informix, Software Publishing Corporation, Rapid Recall and Technitron Systems. Mr. Rattley graduated in 1982 with a Higher National Certificate in advanced electronic engineering and a business administration diploma, studied at Reading College of Technology and Thames Valley University, England.

       Gilbert C. Wai, vice president, engineering, joined Virage in July 1997. From October 1994 to June 1997, Mr. Wai was senior vice president of product development at Legato Systems, a publicly-held enterprise storage management software company. From September 1987 to September 1994, Mr. Wai held various marketing and engineering executive positions, most recently as vice president of product management and development, at Informix Software, a publicly-held database software company. Mr. Wai holds a B.S. in electrical engineering and computer science from the University of California at Berkeley.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       (a) Our common stock is listed on the Nasdaq National Market under the symbol "VRGE".

       Following our initial public offering on June 29, 2000, the following high and low closing sales prices were reported by Nasdaq in each period indicated:

---------------------------------------------------------------------------
                                                 HIGH                LOW
---------------------------------------------------------------------------
YEAR ENDED MARCH 31, 2001
---------------------------------------------------------------------------
     Fourth quarter                             $ 7.50             $ 2.00
---------------------------------------------------------------------------
     Third quarter                              $18.38             $ 4.63
---------------------------------------------------------------------------
     Second quarter                             $30.63             $10.00
---------------------------------------------------------------------------
     First quarter (from June 29, 2000)         $22.00             $14.47
---------------------------------------------------------------------------

       The reported last sale price of our common stock on the Nasdaq National Market on June 5, 2001 was $4.19. The approximate number of holders of record of the shares of our common stock was 279 as of June 5, 2001. This number does not include stockholders whose shares are held in trust by other entities. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

       We have not paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

       (b) There has been no change to the disclosure contained in our report on Form 10-Q for the nine months ended December 31, 2000 regarding the use of proceeds generated by our initial public offering.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

       You should read the selected consolidated financial data set forth below in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the Notes thereto included elsewhere in this annual report. Historical results are not necessarily indicative of results that may be expected for any future period.

                                                                            FISCAL YEARS ENDED
                                                                                 MARCH 31,
                                                   --------------------------------------------------------------------
                                                     2001           2000           1999           1998            1997
                                                   --------       --------       --------       --------       --------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS
  DATA:
Revenues:
  License revenues ..........................      $  6,161       $  4,188       $  1,956       $  1,438       $    376
  Service revenues ..........................         5,136          1,102            253            130             43
  Other revenues ............................           104            271          1,141          1,134          1,026
                                                   --------       --------       --------       --------       --------
         Total revenues .....................        11,401          5,561          3,350          2,702          1,445
Cost of revenues:
  License revenues ..........................           723            870            397            454             --
  Service revenues ..........................         7,381          2,400            426             62             22
  Other revenues ............................           149            260            859            809            584
                                                   --------       --------       --------       --------       --------
         Total cost of revenues .............         8,253          3,530          1,682          1,325            606
                                                   --------       --------       --------       --------       --------
Gross profit ................................         3,148          2,031          1,668          1,377            839
Operating expenses:
  Research and development ..................         9,101          4,182          2,325          1,751            758
  Sales and marketing .......................        17,129          8,349          4,362          2,810          1,020
  General and administrative ................         5,298          2,653          1,273            935            694
  Stock-based compensation ..................         3,294          1,070             --             --             --
                                                   --------       --------       --------       --------       --------
         Total operating expenses ...........        34,822         16,254          7,960          5,496          2,472
                                                   --------       --------       --------       --------       --------
Loss from operations ........................       (31,674)       (14,223)        (6,292)        (4,119)        (1,633)
Interest and other income, net ..............         2,800            384            123             19             34
                                                   --------       --------       --------       --------       --------
Loss before income taxes ....................       (28,874)       (13,839)        (6,169)        (4,100)        (1,599)
Provision for income taxes ..................            --            (36)            --             --             --
                                                   --------       --------       --------       --------       --------
Net loss ....................................       (28,874)       (13,875)        (6,169)        (4,100)        (1,599)
Series E convertible preferred stock
  dividend ..................................            --         (4,544)            --             --             --
                                                   --------       --------       --------       --------       --------
Net loss applicable to common
  stockholders ..............................      $(28,874)      $(18,419)      $ (6,169)      $ (4,100)      $ (1,599)
                                                   ========       ========       ========       ========       ========
Basic and diluted net loss per share
  applicable to common stockholders .........      $  (1.88)      $  (8.06)      $  (3.67)      $  (2.84)      $  (1.44)
                                                   ========       ========       ========       ========       ========
Shares used in computation of basic and
  diluted net loss per share applicable to
  common stockholders .......................        15,397          2,286          1,679          1,443          1,116

Pro forma basic and diluted net loss per
  share applicable to common stockholders ...      $  (1.59)      $  (1.67)      $  (0.80)
                                                   ========       ========       ========
Shares used to compute pro forma basic and
  diluted net loss per share applicable to
  common stockholders .......................        18,118         11,006          7,736

                                                                                           MARCH 31,
                                                             --------------------------------------------------------------------
                                                               2001           2000           1999           1998           1997
                                                             --------       --------       --------       --------       --------
                                                                                       (IN THOUSANDS)
CONSOLIDATED BALANCE SHEETS DATA:
Cash, cash equivalents and short-term investments .....      $ 48,131       $ 10,107       $  4,357       $  5,780       $  2,387
Working capital .......................................        40,588          8,101          3,879          4,723          2,273
Total assets ..........................................        60,206         18,872          6,605          7,289          3,418
Long-term obligations, net of current
  portion .............................................            --             83            241            311            163
Redeemable convertible preferred stock ................            --         36,995         17,936         12,472          5,823
Accumulated deficit ...................................       (61,174)       (32,300)       (13,881)        (7,712)        (3,612)
Total stockholders' equity (net capital
  deficiency) .........................................        49,706        (23,221)       (13,326)        (7,257)        (3,224)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion of the financial condition and results of operations of Virage, Inc. should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and notes thereto.

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

REVENUE RECOGNITION

       We enter into arrangements for the sale of licenses of software products and related maintenance contracts, application and professional services offerings and we also receive revenues under U.S. government agency research grants. Service revenues include revenues from maintenance contracts, application services and professional services. Other revenues are primarily U.S. government agency research grants.

       Our revenue recognition policy is in accordance with the American Institute of Certified Public Accountants, or AICPA's, Statement of Position No. 97-2, or SOP 97-2, "Software Revenue Recognition," as amended by Statement of Position No. 98-4, "Deferral of the Effective Date of SOP 97-2, "Software Revenue Recognition," or SOP 98-4, and Statement of Position No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions" or SOP 98-9. For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. We consider all arrangements with payment terms extending beyond 12 months and other arrangements with payment terms longer than normal not to be fixed or determinable. If collectibility is not considered probable, revenue is recognized when the fee is collected provided all other criteria are met. No customer has the right of return.

       Arrangements consisting of license and maintenance. For those contracts that consist solely of license and maintenance, we recognize license revenues based upon the residual method after all elements other than maintenance have been delivered as prescribed by SOP 98-9. We recognize maintenance revenues over the term of the maintenance contract as vendor specific objective evidence of fair value for maintenance exists. In accordance with paragraph 10 of SOP 97-2, vendor specific objective evidence of fair value of maintenance is determined by reference to the price the customer will be required to pay when it is sold separately (that is, the renewal rate). Each license agreement offers additional maintenance renewal periods at a stated price. Maintenance contracts are typically one year in duration. Revenue is recognized on a per copy basis for licensed software when each copy of the license requested by the customer is delivered. Revenue is recognized on licensed software on a per user or per server basis for a fixed fee when the product master is delivered to the customer. There is no right of return or price protection for sales to domestic and international distributors, system integrators, or value added resellers. In situations where the distributor, integrator or reseller has a purchase order from the end user that is immediately deliverable, we recognize revenue on shipment to the distributor, integrator or reseller, if other criteria in SOP 97-2 are met, since we have no risk of concessions. We defer revenues on shipments to distributors, integrators or resellers if the party does not have a purchase order from an end user that is immediately deliverable or other criteria in SOP 97-2 are not met. We recognize royalty revenues upon receipt of the quarterly reports from the vendors.

       When licenses and maintenance are sold together with professional services such as consulting and implementation, license fees are recognized upon shipment, provided that (1) the criteria in the previous paragraph have been met, (2) the Company believes that the services are not essential to the other elements of the arrangement and the Company has sufficient experience in providing the services, (3) the services do not involve a significant degree of risk or unique acceptance, (4) payment of the license fee is not dependent upon the performance of the services, (5) the services are available from other vendors, and (6) the services do not include significant alterations to the features and functionality of the software. In such an arrangement, the Company uses vendor specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Vendor-specific objective evidence of fair value of services within a multiple element arrangement is based upon hourly or daily rates--the same rates used when the Company enters into stand-alone service contracts based upon time and materials. Through March 31, 2001, very few license and maintenance arrangements were sold together with professional services as the Company had not formally established a professional services organization until the end of fiscal 2001.

       Should professional services be essential to the functionality of the licenses in a license arrangement which contains professional services or should an arrangement not meet the criteria mentioned previously in the above paragraph, both the license revenues and professional service revenues are recognized in accordance with the provisions of the AICPA's SOP 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts" ("SOP 81-1"). When reliable estimates are available for the costs and efforts necessary to complete the implementation services and the implementation services do not include contractual milestones or other acceptance criteria, the Company accounts for the arrangements under the percentage of completion contract method pursuant to SOP 81-1 based upon input measures such as hours or days. When such estimates are not available, the completed contract method is utilized. When an arrangement includes contract milestones, the Company recognizes revenues as such milestones are achieved.

       Application services. Our application services revenues consist of set-up fees, video processing fees and application hosting fees. Set-up fees are recognized ratably over the contract term, which is generally six to twelve months. We generate video processing fees for each hour of video that a customer deploys. Processing fees are recognized as encoding, indexing and editorial services are performed and are based upon hourly rates per hour of video content. We generate application hosting fees based on the number of video queries processed, subject in some cases to monthly minimums and maximums. We recognize revenues on transaction fees that are subject to monthly minimums based on the greater of actual transaction fees or the monthly minimum, and monthly maximums based on the lesser of actual transaction fees or the monthly maximum, since we have no further obligations, the payment terms are normal and each month is a separate measurement period.

       Professional Services. The Company provides professional services such as consulting, implementation and training services to its customers. Revenues from such services, when not sold in conjunction with product licenses, are generally recognized as the services are performed. To date, revenues recognized from professional services have not been meaningful.

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

       We incurred net losses applicable to common stockholders of $28,874,000, $18,419,000 and $6,169,000 during the three years ended March 31, 2001, 2000 and 1999, respectively. As of March 31,

2001, we had an accumulated deficit of $61,174,000. We expect to continue to incur operating losses for the foreseeable future. In view of the rapidly changing nature of our market and our limited operating history, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our historic revenue growth rates are not necessarily sustainable or indicative of our future growth.

RESULTS OF OPERATIONS

       The following table sets forth consolidated financial data for the periods indicated, expressed as a percentage of total revenues.

                                                                         FISCAL YEARS ENDED
                                                                              MARCH 31,
                                                                 ------------------------------------
                                                                 2001            2000            1999
                                                                 ----            ----            ----
Revenues:
  License revenues ....................................            54%             75%             58%
  Service revenues ....................................            45              20               8
  Other revenues ......................................             1               5              34
                                                                 ----            ----            ----
          Total revenues ..............................           100             100             100
                                                                 ----            ----            ----
Cost of revenues:
  License revenues ....................................             6              16              12
  Service revenues ....................................            65              43              13
  Other revenues ......................................             1               5              26
                                                                 ----            ----            ----
          Total cost of revenues ......................            72              64              51
                                                                 ----            ----            ----
Gross profit ..........................................            28              36              49
Operating expenses:
  Research and development ............................            80              75              69
  Sales and marketing .................................           150             150             130
  General and administrative ..........................            47              48              38
  Stock-based compensation ............................            29              19              --
                                                                 ----            ----            ----
          Total operating expenses ....................           306             292             237
                                                                 ----            ----            ----
Loss from operations ..................................          (278)           (256)           (188)
Interest and other income, net ........................            25               7               4
                                                                 ----            ----            ----
Loss before income taxes ..............................          (253)           (249)           (184)
Provision for income taxes ............................            --              --              --
                                                                 ----            ----            ----
Net loss ..............................................          (253)           (249)           (184)
Series E convertible preferred stock dividend .........            --             (82)             --
                                                                 ----            ----            ----
Net loss applicable to common stockholders ............          (253)%          (331)%          (184)%
                                                                 ====            ====            ====

FISCAL YEARS ENDED MARCH 31, 2001 AND 2000

       Total Revenues. Total revenues increased to $11,401,000 in fiscal 2001 from $5,561,000 in fiscal 2000, an increase of $5,840,000. This increase was due to increases in license and service revenues, partially offset by a decrease in other revenues. International revenues increased to $3,341,000, or 29% of total revenues, in fiscal 2001 from $1,241,000, or 22% of total revenues, in fiscal 2000. There were no customers who accounted for more than 10% of total revenues in fiscal 2001. Sales to our two largest customers accounted for 13% and 10%, respectively, of total revenues in fiscal 2000. Sales to agencies of the U.S. government accounted for 10% of total revenues in fiscal 2001 and 12% of total revenues in fiscal 2000.

       License revenues increased to $6,161,000 in fiscal 2001 from $4,188,000 in fiscal 2000, an increase of $1,973,000. The increase was primarily due to the introduction of new product lines, expansion of our domestic sales and marketing operations, and the opening of European sales offices.

       Service revenues increased to $5,136,000 in fiscal 2001 from $1,102,000 in fiscal 2000, an increase of $4,034,000. Approximately 73% of this growth was due to revenue growth from our application services offering which was introduced in May 1999 and the remainder was due to an increase in the number of customers purchasing maintenance contracts.

       Other revenues decreased to $104,000 in fiscal 2001 from $271,000 in fiscal 2000, a decrease of $167,000. This decrease was attributable to the level of engineering services performed for the federal government.

       Total Cost of Revenues. Total cost of revenues increased to $8,253,000, or 72% of total revenues, in fiscal 2001 from $3,530,000, or 64% of total revenues, in fiscal 2000. This increase in total cost of revenues was due to increases in cost of license and service revenues, partially offset by a decrease in cost of other revenues.

       Cost of license revenues decreased to $723,000, or 12% of license revenues, in fiscal 2001 from $870,000, or 21% of license revenues, in fiscal 2000. This decrease was due to an increase in the proportion of revenues from our products that are subject to fixed, rather than unit-based, license royalty payments in fiscal 2001.

       Cost of service revenues increased to $7,381,000, or 144% of service revenues, in fiscal 2001 from $2,400,000, or 218% of service revenues in fiscal 2000. This increase was due almost entirely to larger expenditures to support the growth in our application services. We expect our cost of service revenues to increase for the foreseeable future as we expand our application services and worldwide support capabilities.

       Cost of other revenues decreased to $149,000, or 143% of other revenues, in fiscal 2001 from $260,000, or 96% of other revenues, in fiscal 2000. This absolute dollar decrease was due to a reduction in other revenues.

       Research and Development Expenses. Research and development expenses consist primarily of personnel and related costs for our development efforts. Research and development expenses increased to $9,101,000, or 80% of total revenues, in fiscal 2001 from $4,182,000, or 75% of total revenues, in fiscal 2000. The increase was primarily due to an increase in our research and development staff. We expect research and development expenses to increase substantially for the foreseeable future as we believe that significant product development expenditures are essential for us to maintain and enhance our market position. To date, we have not capitalized any software development costs as they have been insignificant after a working model.

       Sales and Marketing Expenses. Sales and marketing expenses consist of personnel and related costs for our direct sales force, pre-sales support and marketing staff, and marketing programs including trade shows and seminars. Sales and marketing expenses increased to $17,129,000, or 150% of total revenues, in fiscal 2001 from $8,349,000, or 150% of total revenues, in fiscal 2000. Approximately half of this increase in absolute dollars was due to growth in our sales and marketing personnel while the remainder was due to increased expenses incurred in connection with trade shows and additional marketing programs. The increase in our sales and marketing staff related to the opening of new sales offices in the United States and Europe. We expect sales and marketing expenses to increase for the foreseeable future as we hire additional sales and marketing personnel, increase spending on advertising and marketing programs, and expand our operations in North America and internationally.

       General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities, costs of our external audit firm and costs of our outside legal counsel. General and administrative expenses increased to $5,298,000, or 47% of total revenues, in fiscal 2001 from $2,653,000 or 48% of total revenues, in fiscal 2000. The significant majority of this increase was due to an increase in headcount, with the remainder due to increased external legal and audit costs. We expect general and administrative expenses to increase for the foreseeable future as we hire additional general and administrative personnel and enhance our information systems.

       Stock-Based Compensation Expense. Stock based compensation expense represents the amortization of deferred compensation (calculated as the difference between the exercise price of stock options granted to our employees and the then deemed fair value of our common stock) for stock options granted to our employees. We recognized stock-based compensation expense of $3,294,000 and $1,070,000 in fiscal 2001 and 2000, respectively, in connection with the granting of stock options to our employees.

       Interest and Other Income, Net. Interest and other income, net, includes interest income from cash and cash equivalents offset by interest on capital leases and bank debt. Interest and other income, net, increased to $2,800,000 in fiscal 2001 from $384,000 in fiscal 2000, an increase of $2,416,000. The increase was due to interest income from increased cash balances, primarily due to the proceeds from our initial public offering in June 2000.

       Provision for Income Taxes. We have not recorded a provision for fiscal 2001 income taxes. We recorded a provision for fiscal 2000 for current foreign and state income taxes of $36,000. We have experienced net losses since inception, which have resulted in deferred tax assets. We have recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance through future taxable profits.

FISCAL YEARS ENDED MARCH 31, 2000 AND 1999

       Total Revenues. Total revenues increased to $5,561,000 in fiscal 2000 from $3,350,000 in fiscal 1999, an increase of $2,211,000. This increase was due to increases in license and service revenues, partially offset by a decrease in other revenues. International revenues increased to $1,241,000, or 22% of total revenues, in fiscal 2000 from $358,000, or 11% of total revenues, in fiscal 1999. Sales to our two largest customers accounted for 13% and 10%, respectively, of total revenues in fiscal 2000. Sales to our largest customers accounted for 13% of total revenues in fiscal 1999. Sales to agencies of the U.S. government accounted for 12% of total revenues in fiscal 2000 and 40% of total revenues for the comparable period in fiscal 1999. Sales of licenses and services to agencies of the U.S. government, excluding other revenues, accounted for 27% of total revenues in fiscal 1999 (less than 10% of total revenues for the comparable period in 2000).

       License revenues increased to $4,188,000 in fiscal 2000 from $1,956,000 in fiscal 1999, an increase of $2,232,000. The increase was primarily due to the introduction of new product lines, expansion of our domestic sales and marketing operations, and the opening of a European sales office in November 1998.

       Service revenues increased to $1,102,000 in fiscal 2000 from $253,000 in fiscal 1999, an increase of $849,000. Approximately 46% of this growth was due to an increase in the number of customers purchasing maintenance contracts, while the remainder was due to the introduction of our application services offering in May 1999.

       Other revenues decreased to $271,000 in fiscal 2000 from $1,141,000 in fiscal 1999, a decrease of $870,000. The majority of this decrease was attributable to the level of engineering services performed for the federal government with the remainder of the decrease being attributable to a lower amount of engineering services performed for customers.

       Total Cost of Revenues. Total cost of revenues increased to $3,530,000, or 64% of total revenues, in fiscal 2000 from $1,682,000, or 51% of total revenues, in fiscal 1999. This increase in total cost of revenues was due to increases in cost of license and service revenues, partially offset by a decrease in cost of other revenues.

       Cost of license revenues increased to $870,000, or 21% of license revenues, in fiscal 2000 from $397,000, or 20% of license revenues, in fiscal 1999. This increase in absolute dollars was due to royalty payments for new licensed technologies which first became payable by us during fiscal 2000.

       Cost of service revenues increased to $2,400,000, or 218% of service revenues in fiscal 2000, from $426,000, or 168% of service revenues, in fiscal 1999. Over 95% of this increase was due to expenditures for our application services, while the remainder was due to increased support costs for a larger base of maintenance customers.

       Cost of other revenues decreased to $260,000, or 96% of other revenues, in fiscal 2000 from $859,000, or 75% of other revenues, in fiscal 1999. This absolute dollar decrease was due to a reduction in other revenues.

       Research and Development Expenses. Research and development expenses increased to $4,182,000, or 75% of total revenues, in fiscal 2000 from $2,325,000, or 69% of total revenues, in fiscal 1999. The increase was due to an increase in our research and development staff.

       Sales and Marketing Expenses. Sales and marketing expenses increased to $8,349,000, or 150% of total revenues, in fiscal 2000 from $4,362,000, or 130%
of total revenues, in fiscal 1999. Approximately half of this increase in absolute dollars was due to growth in our sales and marketing personnel while the remainder was due to increased expenses incurred in connection with trade shows and additional marketing programs. The increase in our sales and marketing staff related to the opening of new sales offices in the United States, a new sales office in Europe, and the launch of our application services offering in May 1999.

       General and Administrative Expenses. General and administrative expenses increased to $2,653,000, or 48% of total revenues, in fiscal 2000 from $1,273,000, or 38% of total revenues, in fiscal 1999. The significant majority of this increase was due to an increase in headcount, with the remainder due to increased external legal and audit costs.

       Stock-Based Compensation Expense. Stock based compensation expense represents the amortization of deferred compensation (calculated as the difference between the exercise price of stock options granted to our employees and the then deemed fair value of our common stock) for stock options granted to our employees. We recognized stock-based compensation expense of $1,070,000 in fiscal 2000 in connection with the granting of stock options to our employees. We did not recognize any stock-based compensation expense in fiscal 1999.

       Interest and Other Income, Net. Interest and other income, net, includes interest income from cash, cash equivalents and short-term investments offset by interest on capital leases and bank debt. Interest and other income, net, increased to $384,000 in fiscal 2000 from $123,000 in fiscal 1999, an increase of $261,000. The increase was due to interest income from increased cash balances.

       Provision for Income Taxes. We recorded a provision for current foreign and state income taxes for fiscal 2000 of $36,000. We have not recorded a provision for fiscal 1999 income taxes. We have experienced net losses since inception, which have resulted in deferred tax assets. We have recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance through future taxable profits.

LIQUIDITY AND CAPITAL RESOURCES

       As of March 31, 2001, we had cash, cash equivalents and short-term investments of $48,131,000, an increase of $38,024,000 from March 31, 2000 and our working capital, defined as current assets less current liabilities, was $40,588,000, an increase of $32,487,000 in working capital from March 31, 2000. The increase in our working capital is primarily attributable to cash generated from financing activities including our private placement, our initial public offering and exercise of our underwriters' over-allotment option ("IPO"), the exercise of warrants, and the issuance of stock under our employee stock plans, resulting in $61,447,000 of net proceeds to us during the year ended March 31,2001.

       Our operating activities resulted in net cash outflows of $16,863,000, $12,331,000 and $5,999,000 for the years ended March 31, 2001, 2000 and 1999, respectively. The cash used in these periods was primarily attributable to net losses applicable to common stockholders of $28,874,000, $18,419,000 and $6,169,000 in the years ended March 31, 2001, 2000 and 1999, respectively.

       Investing activities resulted in cash outflows of $34,770,000, $2,021,000 and $554,000 for the years ended March 31, 2001, 2000 and 1999, respectively. These expenditures were primarily for the purchase of short-term investments and for the purchases of computer hardware and software and furniture and fixtures. We expect that we will continue to invest in capital expenditures to the extent that such investments are required to support our headcount and expand our operations.

       Financing activities provided net cash inflows of $61,206,000, $20,103,000 and $5,129,000 during the years ended March 31, 2001, 2000 and 1999, respectively, primarily as a result of sales of our preferred and common stock (including our IPO in fiscal 2001).

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

       We develop products in the United States. We license our products from the United States and from our subsidiary in the United Kingdom. Substantially all of our sales from the United States operation are denominated in U.S. dollars. Our subsidiary based in the United Kingdom incurs most of its expenses in pounds sterling and most of its sales are denominated in US dollars. We are unaware of any known trends or uncertainties that are reasonably expected to have a material impact on total revenues, expenses or loss from continuing operations related to the Euro conversion. We expect that future license and service revenues will continue to be derived from international markets and may be denominated in the currency of the applicable market. As a result, our financial results could be affected adversely by various factors, including foreign currency exchange rates or weak economic conditions in foreign markets. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use economic hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future. Through March 31, 2001, the Company had not engaged in any foreign currency hedging activities.

Interest Rate Risk

       Our exposure to financial market risk, including changes in interest rates, relates primarily to our investment portfolio. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because a substantial majority of our investments are in fixed rate securities with maturities not exceeding 12 months. We do not invest in any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, and relatively short-term nature of our available-for-sale investment portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  VIRAGE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors ...................          35
Consolidated Balance Sheets .........................................          36
Consolidated Statements of Operations ...............................          37
Consolidated Statements of Redeemable Convertible Preferred
  Stock and Stockholders' Equity (Net Capital Deficiency) ...........          38
Consolidated Statements of Cash Flows ...............................          39
Notes to Consolidated Financial Statements ..........................          40

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Virage, Inc.

We have audited the accompanying consolidated balance sheets of Virage, Inc. as of March 31, 2001 and 2000, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended March 31, 2001. Our audits also included the financial statement schedule listed in the Index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virage, Inc. at March 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


                                        /s/ Ernst & Young LLP

San Jose, California
April 13, 2001

                                  VIRAGE, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                         MARCH 31,
                                                                                               -----------------------------
                                                                                                  2001                2000
                                                                                               ---------           ---------
                                     ASSETS
Current assets:
  Cash and cash equivalents .........................................................          $  19,680           $  10,107
  Short-term investments ............................................................             28,451                  --
  Accounts receivable, net of allowance for doubtful
    accounts of $867 and $591 at March 31, 2001
    and 2000, respectively ..........................................................              2,331               1,792
  Prepaid expenses and other current assets .........................................                515               1,217
                                                                                               ---------           ---------
      Total current assets ..........................................................             50,977              13,116
Property and equipment:
  Computer equipment and software ...................................................              6,819               2,694
  Furniture .........................................................................                963                 597
  Leasehold improvements ............................................................              2,157                 329
                                                                                               ---------           ---------
                                                                                                   9,939               3,620
  Less:  accumulated depreciation ...................................................              3,247               1,300
                                                                                               ---------           ---------
                                                                                                   6,692               2,320
Other assets ........................................................................              2,537               3,436
                                                                                               ---------           ---------
      Total assets ..................................................................          $  60,206           $  18,872
                                                                                               =========           =========

              LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
               AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
  Accounts payable ..................................................................          $   1,153           $     773
  Accrued payroll and related expenses ..............................................              3,279                 659
  Accrued expenses ..................................................................              3,003               1,769
  Deferred revenue ..................................................................              2,954               1,656
  Current portion of borrowings under bank equipment term
    loans ...........................................................................                 --                 158
                                                                                               ---------           ---------
      Total current liabilities .....................................................             10,389               5,015
Long-term portion of borrowings under bank equipment term
  loans .............................................................................                 --                  83
Deferred rent .......................................................................                111                  --

Commitments and contingencies

Redeemable convertible preferred stock, $0.001 par value:
  Authorized shares -- none and 11,046,201 at March 31, 2001 and 2000, respectively
  Issued and outstanding shares -- none and 10,316,199
    at March 31, 2001 and 2000, respectively ........................................                 --              36,995

Stockholders' equity (net capital deficiency):
   Preferred stock, $0.001 par value:
    Authorized shares -- 2,000,000
    Issued and outstanding shares -- none ...........................................                 --                  --
  Common stock, $0.001 par value:
    Authorized shares -- 100,000,000
    Issued and outstanding shares -- 20,228,752 and 3,698,146 at March 31, 2001
      and 2000, respectively ........................................................                 20                   3
  Additional paid-in capital ........................................................            120,707              23,671
  Deferred compensation .............................................................             (9,847)            (14,595)
  Accumulated deficit ...............................................................            (61,174)            (32,300)
                                                                                               ---------           ---------
      Total stockholders' equity (net capital deficiency) ...........................             49,706             (23,221)
                                                                                               ---------           ---------
      Total liabilities, redeemable convertible preferred stock and
        stockholders' equity ........................................................          $  60,206           $  18,872
                                                                                               =========           =========


See accompanying notes.

                                  VIRAGE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED MARCH 31,
                                                        --------------------------------------
                                                          2001           2000           1999
                                                        --------       --------       --------
Revenues:
  License revenues ...............................      $  6,161       $  4,188       $  1,956
  Service revenues ...............................         5,136          1,102            253
  Other revenues .................................           104            271          1,141
                                                        --------       --------       --------
    Total revenues ...............................        11,401          5,561          3,350
Cost of revenues:
  License revenues ...............................           723            870            397
  Service revenues(1) ............................         7,381          2,400            426
  Other revenues .................................           149            260            859
                                                        --------       --------       --------
    Total cost of revenues .......................         8,253          3,530          1,682
                                                        --------       --------       --------
Gross profit .....................................         3,148          2,031          1,668
Operating expenses:
  Research and development(2) ....................         9,101          4,182          2,325
  Sales and marketing(3) .........................        17,129          8,349          4,362
  General and administrative(4) ..................         5,298          2,653          1,273
  Stock-based compensation .......................         3,294          1,070             --
                                                        --------       --------       --------
    Total operating expenses .....................        34,822         16,254          7,960
                                                        --------       --------       --------
Loss from operations .............................       (31,674)       (14,223)        (6,292)
Interest and other income ........................         2,822            421            135
Interest expense .................................           (22)           (37)           (12)
                                                        --------       --------       --------
Loss before income taxes .........................       (28,874)       (13,839)        (6,169)
Provision for income taxes .......................            --            (36)            --
                                                        --------       --------       --------
Net loss .........................................       (28,874)       (13,875)        (6,169)
Series E convertible preferred stock dividend ....            --         (4,544)            --
                                                        --------       --------       --------
Net loss applicable to common stockholders .......      $(28,874)      $(18,419)      $ (6,169)
                                                        ========       ========       ========
Basic and diluted net loss per share
  applicable to common stockholders ..............      $  (1.88)      $  (8.06)      $  (3.67)
                                                        ========       ========       ========
Shares used in computation of basic and
  diluted net loss per share applicable to
  common stockholders ............................        15,397          2,286          1,679
                                                        ========       ========       ========
Pro forma basic and diluted net loss per
   share applicable to common stockholders .......      $  (1.59)      $  (1.67)      $  (0.80)
                                                        ========       ========       ========
Shares used to compute pro forma basic and
  diluted net loss per share applicable to
  common stockholders ............................        18,118         11,006          7,736
                                                        ========       ========       ========


(1) Excluding $301 and $98 in amortization of deferred stock-based compensation for the years ended March 31, 2001 and March 31, 2000, respectively.

(2) Excluding $536 and $199 in amortization of deferred stock-based compensation for the years ended March 31, 2001 and March 31, 2000, respectively.

(3) Excluding $983 and $394 in amortization of deferred stock-based compensation for the years ended March 31, 2001 and March 31, 2000, respectively.

(4) Excluding $1,474 and $379 in amortization of deferred stock-based compensation for the years ended March 31, 2001 and March 31, 2000, respectively.


See accompanying notes.

                                  VIRAGE, INC.

                      CONSOLIDATED STATEMENTS OF REDEEMABLE
                         CONVERTIBLE PREFERRED STOCK AND
                  STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                               REDEEMABLE CONVERTIBLE
                                                   PREFERRED STOCK
                                             --------------------------
                                               SHARES          AMOUNT
                                             ----------     -----------
Balance at March 31, 1998 ..............      5,645,806     $    12,472
  Issuance of shares of Series C
    preferred stock, net of
    issuance costs .....................        183,205             479
  Issuance of shares of Series D
    preferred stock, net of
    issuance costs .....................      1,453,488           4,985
  Issuance of common stock .............             --              --
  Exercise of stock options for cash ...             --              --
  Deferred compensation related
    to grant of stock options ..........             --              --
  Net loss and comprehensive net loss ..             --              --
                                             ----------     -----------
Balance at March 31, 1999 ..............      7,282,499          17,936
  Issuance of Series E preferred
    stock, net of issuance costs .......      3,033,700          19,059
  Deemed dividend on Series E
    preferred stock ....................             --              --
  Issuance of common stock .............             --              --
  Exercise of stock options for cash,
   net of  repurchases .................             --              --
  Deferred compensation related
    to grant of stock options ..........             --              --
  Amortization of deferred
    compensation .......................             --              --
  Issuance of warrants in
    consideration for advertising ......             --              --
  Issuance of warrants in
    consideration for technology
    right ..............................             --              --
  Net loss and comprehensive net
    loss ...............................             --              --
                                             ----------     -----------
Balance at March 31, 2000 ..............     10,316,199          36,995
  Exercise of warrants for cash and
     net exercise of warrants to
     purchase preferred and
     common stock ......................         53,252             125
  Conversion of preferred stock to
     common upon initial public
     offering ..........................    (10,369,451)        (37,120)
  Issuance of common stock from
    initial public offering and
    underwriter overallotment ..........             --              --
  Issuance of common stock .............             --              --
  Issuance of common stock from
    exercise of options, net of
    repurchases and issuance of
    ESPP stock .........................             --              --
  Amortization of warrant fair values ..             --              --
  Amortization of deferred
    compensation .......................             --              --
  Issuance and remeasurement of
    stock options to consultants .......             --              --
  Reversal of deferred compensation
    upon employee termination ..........             --              --
  Net loss and comprehensive net
    loss ...............................             --              --
                                             ----------     -----------
Balance at March 31, 2001 ..............             --     $        --
                                             ==========     ===========


                                                             STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                                          ----------------------------------------------------------------------------------------
                                                                                                                          TOTAL
                                                                                                                      STOCKHOLDERS'
                                                COMMON STOCK            ADDITIONAL                                     EQUITY (NET
                                          -------------------------      PAID-IN        DEFERRED       ACCUMULATED       CAPITAL
                                            SHARES         AMOUNT        CAPITAL      COMPENSATION       DEFICIT       DEFICIENCY)
                                          ----------    -----------    -----------    ------------     -----------    ------------
Balance at March 31, 1998 ..............   1,824,451    $         2    $       453     $        --     $    (7,712)    $    (7,257)
  Issuance of shares of Series C
    preferred stock, net of
    issuance costs .....................          --             --             --              --              --              --
  Issuance of shares of Series D
    preferred stock, net of
    issuance costs .....................          --             --             --              --              --              --
  Issuance of common stock .............      17,135             --             10              --              --              10
  Exercise of stock options for cash ...     481,797             --             90              --              --              90
  Deferred compensation related
    to grant of stock options ..........          --             --            399            (399)             --              --
  Net loss and comprehensive net loss ..          --             --             --              --          (6,169)         (6,169)
                                          ----------    -----------    -----------     -----------     -----------     -----------
Balance at March 31, 1999 ..............   2,323,383              2            952            (399)        (13,881)        (13,326)
  Issuance of Series E preferred
    stock, net of issuance costs .......          --             --             --              --              --              --
  Deemed dividend on Series E
    preferred stock ....................          --             --          4,544              --          (4,544)             --
  Issuance of common stock .............      44,583             --            185              --              --             185
  Exercise of stock options for cash,
   net of  repurchases .................   1,330,180              1          1,139              --              --           1,140
  Deferred compensation related
    to grant of stock options ..........          --             --         15,886         (15,886)             --              --
  Amortization of deferred
    compensation .......................          --             --             --           1,690              --           1,690
  Issuance of warrants in
    consideration for advertising ......          --             --            780              --              --             780
  Issuance of warrants in
    consideration for technology
    right ..............................          --             --            185              --              --             185
  Net loss and comprehensive net
    loss ...............................          --             --             --              --         (13,875)        (13,875)
                                          ----------    -----------    -----------     -----------     -----------     -----------
Balance at March 31, 2000 ..............   3,698,146              3         23,671         (14,595)        (32,300)        (23,221)
  Exercise of warrants for cash and
     net exercise of warrants to
     purchase preferred and
     common stock ......................     204,039             --          2,000              --              --           2,000
  Conversion of preferred stock to
     common upon initial public
     offering ..........................  10,369,451             11         37,109              --              --          37,120
  Issuance of common stock from
    initial public offering and
    underwriter overallotment ..........   4,025,000              4         39,472              --              --          39,476
  Issuance of common stock .............   1,636,361              2         17,998              --              --          18,000
  Issuance of common stock from
    exercise of options, net of
    repurchases and issuance of
    ESPP stock .........................     295,755             --          1,034              --              --           1,034
  Amortization of warrant fair values ..          --             --              6              --              --               6
  Amortization of deferred
    compensation .......................          --             --             --           4,165              --           4,165
  Issuance and remeasurement of
    stock options to consultants .......          --             --             71             (71)             --              --
  Reversal of deferred compensation
    upon employee termination ..........          --             --           (654)            654              --              --
  Net loss and comprehensive net
    loss ...............................          --             --             --              --         (28,874)        (28,874)
                                          ----------    -----------    -----------     -----------     -----------     -----------
Balance at March 31, 2001 ..............  20,228,752    $        20    $   120,707     $    (9,847)    $   (61,174)    $    49,706
                                          ==========    ===========    ===========     ===========     ===========     ===========


See accompanying notes.

                                  VIRAGE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                YEARS ENDED MARCH 31,
                                                                       --------------------------------------
                                                                         2001           2000           1999
                                                                       --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ........................................................      $(28,874)      $(13,875)      $ (6,169)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Common stock issued to consultants for services ...............            --             --             10
  Depreciation and amortization .................................         1,947            444            404
  Amortization of deferred compensation related to
    stock options ...............................................         4,165          1,689             --
  Amortization of warrant fair values ...........................           627            210             --
  Write-off of investment in Scimagix ...........................            --             79             --
  Changes in operating assets and liabilities:
    Accounts receivable .........................................          (539)          (832)          (343)
    Prepaid expenses and other current assets ...................           116           (314)          (228)
    Other assets ................................................            52         (3,116)           (20)
    Accounts payable ............................................           380            589             51
    Accrued payroll and related expenses ........................         2,620             22            232
    Accrued expenses ............................................         1,234          1,555           (227)
    Deferred revenue ............................................         1,298          1,218            291
    Deferred rent ...............................................           111             --             --
                                                                       --------       --------       --------
Net cash used in operating activities ...........................       (16,863)       (12,331)        (5,999)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment ..............................        (6,319)        (2,021)          (475)
Investment in Scimagix ..........................................            --             --            (79)
Purchases of short-term investments .............................       (49,383)            --             --
Sales and maturities of short-term investments ..................        20,932             --             --
                                                                       --------       --------       --------
Net cash used in investing activities ...........................       (34,770)        (2,021)          (554)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank line of credit ...............................           806             --            250
Principal payments on loans and capital leases ..................        (1,047)          (281)          (675)
Proceeds from exercise of stock options, net of repurchases .....           537          1,140             90
Proceeds from employee stock purchase plan ......................           497             --             --
Proceeds from exercise of warrants to purchase preferred
  and common stock ..............................................         2,125             --             --
Proceeds from issuance of common stock, net of
  offering costs ................................................        58,288            185             --
Proceeds from issuance of preferred stock .......................            --         19,059          5,464
                                                                       --------       --------       --------
Net cash provided by financing activities .......................        61,206         20,103          5,129
                                                                       --------       --------       --------
Net increase (decrease) in cash and cash equivalents ............         9,573          5,751         (1,424)
Cash and cash equivalents at beginning of period ................        10,107          4,356          5,780
                                                                       --------       --------       --------
Cash and cash equivalents at end of period ......................      $ 19,680       $ 10,107       $  4,356
                                                                       ========       ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest ..........................................      $     22       $     37       $     12

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING,  INVESTING
AND FINANCING ACTIVITIES:
Conversion of prepaid offering costs to equity at IPO ...........      $    812       $     --       $     --
Conversion of redeemable preferred stock to equity at IPO .......      $ 37,120       $     --       $     --
Deferred compensation related to stock options ..................      $     71       $ 15,886       $    399
Reversal of deferred compensation upon employee termination .....      $    654       $     --       $     --
Series E convertible preferred stock dividend ...................      $     --       $  4,544       $     --
Intangible assets resulting from fair value of warrants .........      $     --       $    966       $     --


See accompanying notes.

                                  VIRAGE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

       Virage, Inc. ("Virage" or "the Company") is a provider of software products and application services that enable owners of video content to catalog, manage and distribute their video assets over the Internet and corporate intranets.

BASIS OF PRESENTATION

       The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary, Virage Europe, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

       The Company invests its excess cash in money market accounts and debt instruments and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with an original maturity at the time of purchase of over three months are classified as short-term investments regardless of maturity date, as all such instruments are classified as available-for-sale and can be readily liquidated to meet current operational needs. At March 31, 2001, all of the Company's cash equivalents and short-term investments were classified as available-for-sale and consisted of obligations issued by U.S. government agencies and multinational corporations, maturing within one year.

       Short-term investments at each year-end, including cash equivalents and short-term investments, were as follows (in thousands):

                                                               MARCH 31,
                                                       --------------------------
                                                         2001              2000
                                                       --------          --------
Money market funds ..........................          $  1,877           $ --
Commercial paper ............................            22,966             --
US government obligations ...................            22,108             --
                                                       --------           ----
Total investments ...........................            46,951             --
Amounts classified as cash equivalents ......           (18,500)            --
                                                       --------           ----
                                                       $ 28,451           $ --
                                                       ========           ====

       As of March 31, 2001 and 2000, the fair value approximated the amortized cost of available-for-sale securities. Realized gains and losses from sales of investments were insignificant for all periods presented.

PROPERTY AND EQUIPMENT

       Property and equipment are carried at cost less accumulated depreciation. Property and equipment are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of generally three years or, in the case of property under capital leases and leasehold improvements, over the lesser of the useful life of the assets or lease term.

                                  VIRAGE, INC.

REVENUE RECOGNITION

       The Company enters into arrangements for the sale of licenses of software products and related maintenance contracts, application services and professional services offerings; and also receives revenues under U.S. government agency research grants. Service revenues include revenues from maintenance contracts, application services, and professional services. Other revenues are primarily U.S. government agency research grants.

       The Company's revenue recognition policy is in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition", as amended by Statement of Position No. 98-4, "Deferral of the Effective Date of SOP 97-2, "Software Revenue Recognition" ("SOP 98-4"), and Statement of Position No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions" ("SOP 98-9"). For each arrangement, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met. The Company considers all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If collectibility is not considered probable, revenue is recognized when the fee is collected. No customer has the right of return.

       Arrangements consisting of license and maintenance. For those contracts that consist solely of license and maintenance, the Company recognizes license revenues based upon the residual method after all elements other than maintenance have been delivered as prescribed by SOP 98-9. The Company recognizes maintenance revenues over the term of the maintenance contract as vendor specific objective evidence of fair value for maintenance exists. In accordance with paragraph 10 of SOP 97-2, vendor specific objective evidence of fair value of maintenance is determined by reference to the price the customer will be required to pay when it is sold separately (that is, the renewal rate). Each license agreement offers additional maintenance renewal periods at a stated price. Maintenance contracts are typically one year in duration. Revenue is recognized on a per copy basis for licensed software when each copy of the license requested by the customer is delivered. Revenue is recognized on licensed software on a per user or per server basis for a fixed fee when the product master is delivered to the customer. There is no right of return or price protection for sales to domestic and international distributors, system integrators, or value added resellers (collectively, "resellers"). In situations where the reseller has a purchase order from the end user that is immediately deliverable, the Company recognizes revenue on shipment to the reseller, if other criteria in SOP 97-2 are met, since the Company has no risk of concessions. The Company defers revenue on shipments to resellers if the reseller does not have a purchase order from an end user that is immediately deliverable or other criteria in SOP 97-2 are not met. The Company recognizes royalty revenues upon receipt of the quarterly reports from the vendors.

                                  VIRAGE, INC.

       When licenses and maintenance are sold together with professional services such as consulting and implementation, license fees are recognized upon shipment, provided that (1) the criteria in the previous paragraph have been met, (2) the Company believes that the services are not essential to the other elements of the arrangement and the Company has sufficient experience in providing the services, (3) the services do not involve a significant degree of risk or unique acceptance, (4) payment of the license fee is not dependent upon the performance of the services, (5) the services are available from other vendors, and (6) the services do not include significant alterations to the features and functionality of the software. In such an arrangement, the Company uses vendor specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Vendor-specific objective evidence of fair value of services within a multiple element arrangement is based upon hourly or daily rates--the same rates used when the Company enters into stand-alone service contracts based upon time and materials. Through March 31, 2001, very few license and maintenance arrangements were sold together with professional services as the Company had not formally established a professional services organization until the end of fiscal 2001.

       Should professional services be essential to the functionality of the licenses in a license arrangement which contains professional services or should an arrangement not meet the criteria mentioned previously in the above paragraph, both the license revenues and professional service revenues are recognized in accordance with the provisions of the AICPA's SOP 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts" ("SOP 81-1"). When reliable estimates are available for the costs and efforts necessary to complete the implementation services and the implementation services do not include contractual milestones or other acceptance criteria, the Company accounts for the arrangements under the percentage of completion contract method pursuant to SOP 81-1 based upon input measures such as hours or days. When such estimates are not available, the completed contract method is utilized. When an arrangement includes contract milestones, the Company recognizes revenues as such milestones are achieved.

       Application services. Application services revenues consist of set-up fees, video processing fees and application hosting fees. Set-up fees are recognized ratably over the contract term, which is generally six to twelve months. The Company generates video processing fees for each hour of video that a customer deploys. Processing fees are recognized as encoding, indexing and editorial services are performed and are based upon hourly rates per hour of video content. Application hosting fees are generated based on the number of video queries processed, subject in some cases to monthly minimums and maximums. The Company recognizes revenues on transaction fees that are subject to monthly minimums based on the greater of actual transaction fees or the monthly minimum, and monthly maximums based on the lesser of actual transaction fees or the monthly maximum, since the Company has no further obligations, the payment terms are normal and each month is a separate measurement period.

       Professional Services. The Company provides professional services such as consulting, implementation and training services to its customers. Revenues from such services, when not sold in conjunction with product licenses, is generally recognized as the services are performed.

       Other revenues. Other revenues consist primarily of U.S. government agency research grants that are best effort arrangements. The software-development arrangements are within the scope of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 68, "Research and Development Arrangements." As the financial risks associated with the software-development arrangement rests solely with the U.S. government agency, the Company is recognizing revenues as the services are performed. The cost of these services are included in cost of other revenues. The Company's contractual obligation is to provide the required level of effort (hours), technical reports, and funds and man-hour expenditure reports.

                                  VIRAGE, INC.

CONCENTRATION OF REVENUES AND CREDIT RISK

       The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses, and such losses have been within management's expectations. The Company generally requires no collateral from its customers.

       Major customers (non-federal government agencies). For the year ended March 31, 2001, there were no customers that accounted for 10% or more of the Company's total revenues. For the year ended March 31, 2000, two customers each accounted for 13% and 10% of the Company's total revenues. For the year ended March 31, 1999, one customer accounted for 13% of the Company's total revenues.

       European customers accounted for approximately 18% of the balance of accounts receivable as of March 31, 2001 and 2000.

       Federal Government Agencies. For the years ended March 31, 2001, 2000, and 1999 direct and indirect revenues from federal government agencies accounted for 10%, 12%, and 40%, respectively, of total revenues. For the year ended March 31, 1999, two federal government agencies accounted for 17% and 14% of total revenues (no single federal government agency accounted for more than 10% of total revenues for the years ended March 31, 2001 or 2000).

RECLASSIFICATIONS

       Certain prior year balances have been restated to conform with current year presentation.

ADVERTISING COSTS

       Advertising costs are expensed as incurred. Advertising expense, including the amortization of the fair value of a warrant issued to an internet portal company in fiscal 2000 (see Note 4), totaled $697,000 and $256,000 for the years ended March 31, 2001 and March 31, 2000, respectively. Advertising expense was insignificant for the year ended March 31, 1999.

COMPREHENSIVE NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

       The Company has adopted the FASB's Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for the reporting and display of comprehensive income
(loss) and its components in a full set of general purpose financial statements. To date, the Company has had no other comprehensive income (loss), and consequently, net loss applicable to common stockholders equals total comprehensive net loss applicable to common stockholders.

USE OF ESTIMATES

       The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company's consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

                                  VIRAGE, INC.

NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS

       Basic and diluted net loss per share applicable to common stockholders are computed in conformity with the FASB's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), for all periods presented, using the weighted average number of common shares outstanding less shares subject to repurchase.

       Pro forma basic and diluted net loss per share applicable to common stockholders have been computed as described above and also give effect, even if antidilutive, to common equivalent shares from preferred stock as if such conversion had occurred on April 1, 1998, or at the date of original issuance, if later.

       The following table presents the computation of basic and diluted and pro forma basic and diluted net loss per share applicable to common stockholders (in thousands, except per share data):

                                                                    YEARS ENDED MARCH 31,
                                                         ----------------------------------------------
                                                           2001               2000               1999
                                                         --------           --------           --------
Net loss applicable to common
  stockholders ................................          $(28,874)          $(18,419)          $ (6,169)
                                                         ========           ========           ========
Weighted-average shares of common
  stock outstanding ...........................            15,781              2,710              2,023
Less weighted-average shares of
  common stock subject to repurchase ..........              (384)              (424)              (344)
                                                         --------           --------           --------
Weighted-average shares used in
  computation of basic and diluted net
  loss per share applicable to common
  stockholders ................................            15,397              2,286              1,679
                                                         ========           ========           ========
Basic and diluted net loss per share
  applicable to common stockholders ...........          $  (1.88)          $  (8.06)          $  (3.67)
                                                         ========           ========           ========
Shares used in computation of basic and
  diluted net loss per share applicable to
  common stockholders .........................            15,397              2,286              1,679
Pro forma adjustment to reflect
  weighted-average effect of the
  assumed conversion of
  convertible preferred stock .................             2,721              8,720              6,057
                                                         --------           --------           --------
Shares used in computing pro
  forma basic and diluted net
  loss per share applicable to
  common stockholders .........................            18,118             11,006              7,736
                                                         ========           ========           ========
Pro forma basic and diluted net
  loss per share applicable to
  common stockholders .........................          $  (1.59)          $  (1.67)          $  (0.80)
                                                         ========           ========           ========

       The Company has excluded all outstanding stock options, warrants and shares subject to repurchase from the calculation of basic and diluted net loss per share applicable to common stockholders because these securities are antidilutive for all periods presented. Options and warrants to purchase 6,502,656, 3,779,990 and 2,013,690 shares of common stock and common stock equivalents were outstanding at March 31, 2001, 2000 and 1999, respectively. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share applicable to common stockholders using the treasury stock method.

FAIR VALUE OF FINANCIAL INSTRUMENTS

       The Company has evaluated the estimated fair value of financial instruments at March 31, 2001 and 2000. The amounts reported for cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and equipment term loan obligations approximate their carrying values due to the short-term maturities of these instruments.

                                  VIRAGE, INC.

SEGMENT INFORMATION

       The Company has adopted the FASB's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker or group in deciding how to allocate resources and in assessing performance. The Company's segment information is presented in Note 8.

LONG-LIVED ASSETS

       The Company has adopted the FASB's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("FAS 121") which requires impairment losses to be recorded for long-lived assets used in operations, such as property, equipment and improvements, and intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. Through March 31, 2001, FAS 121 has had no impact on the Company's financial position or results of operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements of public companies. The Company has reviewed the guidance of SAB 101 and believes that its revenue recognition policy is (and has been) consistent with the guidance of SAB 101. Accordingly, the adoption of SAB 101 during the fourth quarter of the year ended March 31, 2001 did not have an impact on the Company's financial position or results of operations.

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

2. COMMITMENTS AND CONTINGENCIES

LEASES

       The Company leases certain of its facilities under operating leases, some of which have options to extend the lease period. Rent expense was $2,714,000, $717,000, and $355,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

                                  VIRAGE, INC.

       Future minimum lease payments under noncancelable operating leases at March 31, 2001 are as follows (in thousands):

                                             OPERATING
YEAR ENDING MARCH 31,                         LEASES
                                             ---------
     2002 .........................          $ 3,776
     2003 .........................            3,116
     2004 .........................            3,035
     2005 .........................            3,108
     2006 .........................            2,828
     Thereafter ...................            1,195
                                             -------
Total minimum payments ............          $17,058
                                             =======

       The Company subleases portions of the space at its facility. Rental payments received that relate to the subleases were $1,185,000 for the year ended March 31, 2001 (none for the years ended March 31, 2000 and 1999). The sublease agreements, which will expire during the year ended March 31, 2002, provide for additional rental payments of $1,872,000 during fiscal 2002.

LITIGATION

       The Company is subject to various claims that arise in the normal course of business. In the opinion of management, the ultimate disposition of these claims will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

3. REDEEMABLE CONVERTIBLE PREFERRED STOCK

       The following is a summary of redeemable convertible preferred stock at March 31, 2000:

                                                    SHARES
                                                  DESIGNATED        SHARES ISSUED
                                                      AT           AND OUTSTANDING
                                                   MARCH 31,           MARCH 31,
                                                     2000                2000
                                                  ----------       ---------------
Series A ...............................           2,066,667           2,066,667
Series B ...............................           1,532,192           1,523,538
Series C ...............................           2,238,806           2,238,806
Series D ...............................           1,500,000           1,453,488
Series E ...............................           3,708,536           3,033,700
                                                  ----------          ----------
  Total redeemable convertible
     preferred stock ...................          11,046,201          10,316,199
                                                  ==========          ==========

       Below are the rights and preferences of the redeemable convertible preferred stock outstanding at March 31, 2000 before conversion to common stock upon the closing of the Company's initial public offering in July 2000.

                                  VIRAGE, INC.

       Convertible preferred stockholders and redeemable convertible preferred stockholders had the same voting rights as common stockholders. In addition, the Series A, B, B-1, C, D and E voted as a single class. In the event of any voluntary or involuntary liquidation of the Company, Series A, B, C, D and E stockholders were entitled to a per share liquidation preference of $1.50, $2.60, $2.68, $3.44, and $6.56 per share, respectively, plus accrued dividends, if any. The holders of Series A, B, C, D and E stock were entitled to per share noncumulative dividends of $0.12, $0.21, $0.21, $0.28 and $0.52 per annum, respectively, when and if declared by the Board of Directors. Should the vote of at least 67% of all redeemable preferred stockholders been obtained on or after October 9, 2006, Series A, B, C, D, and E preferred stock could have been redeemed at prices of $1.50, $2.60, $2.68, $3.44 and $6.56 per share, respectively, plus any and all declared but unpaid dividends.

       In December 1999, the Company issued 684,343 additional shares of Series E redeemable convertible preferred stock at a price of $6.56 per share for a total purchase price of $4,489,000. The fair value of the shares at the time of issuance was estimated to be $13.20 per share. The difference between the fair value of $13.20 per share and issue price of $6.56 per share has been accounted for as a deemed dividend totaling $4,544,000.

4. STOCKHOLDERS' EQUITY

PREFERRED STOCK

       During the year ended March 31, 2001, the Company's Certificate of Incorporation was amended to authorize 2,000,000 shares of preferred stock and the Board of Directors also adopted a preferred stock purchase right plan intended to guard the Company against certain takeover tactics. The Company's Board of Directors has the authority to fix or alter the designation, powers, preferences and rights of the shares of each preferred series and qualifications, limitations or restrictions to any unissued series of preferred stock.


INITIAL PUBLIC OFFERING

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

       In addition, the Company's stockholders approved a 1-for-2 reverse stock split of the Company's preferred and common stock and also authorized an increase in the authorized number of common shares from 20,000,000 shares to 100,000,000 shares that became effective upon the consummation of the Company's initial public offering. All share data has been restated to reflect the reverse stock split.


COMMON STOCK PURCHASE AGREEMENT

       In July 2000, the Company completed an $18,000,000 common stock purchase agreement with certain private investors issuing 1,636,361 common shares at $11.00 per share concurrent with its initial public offering.

                                  VIRAGE, INC.

WARRANTS

       In September 1995 and October 1996, in connection with capital lease agreements, the Company issued warrants to purchase 23,332 shares of common stock at an exercise price of $0.75 per share, subject to certain adjustments. Interest expense related to the fair value of the warrants was insignificant. The fair value of the warrants was calculated using the Black-Scholes option pricing model assuming a fair value of common stock of $0.75, risk-free interest rate of 6.5%, volatility factor of 40%, and a life of 10 years. The warrants were exercised during the year ended March 31, 2001 pursuant to a net exercise provision in the warrant agreements resulting in the issuance of 22,221 common shares.

       In May 1997, in connection with a credit facility agreement, Virage issued warrants to purchase 8,654 shares of Series B preferred stock at an exercise price of $2.60 per share. The warrants expire in May 2002 and as of March 31, 2001 remain outstanding. Interest expense related to the fair value of the warrants was insignificant. The fair value of the warrants was calculated using the Black-Scholes option pricing model assuming a fair value of Series B preferred stock of $2.60, risk-free interest rate of 6.5%, volatility factor of 40%, and a life of 5 years.

       In November 1999, the Company entered into a software development and distribution agreement with SRI, International that provides the Company with a non-exclusive license from SRI, International to embed and distribute SRI's optical character recognition technology as a plug-in module to the Company's VideoLogger product. The Company is required to pay SRI, International cash royalty payments, subject to a minimum of $100,000 over the term of the agreement, based upon annual license copy volumes as are defined within the agreement. The Company also issued an immediately exercisable, nonforfeitable warrants to purchase 19,055 shares of Series E preferred stock at an exercise price of $6.56 per share, subject to certain adjustments. During the year ended March 31, 2001, the warrant was exercised resulting in $125,000 of proceeds to the Company. The Company determined the fair value of the warrants ($185,000) using the Black-Scholes valuation model assuming a fair value of the Series E preferred stock of $13.20, a risk-free interest rate of 5.9%, a volatility factor of 90%, and a life of 3 years. The fair value of the warrants has been recorded as a technology right and will be amortized to cost of goods sold over the life of the agreement, which expires on December 31, 2004. Amortization expense of $35,000 and $15,000 was recorded during the years ended March 31, 2001 and 2000, respectively.

       In December 1999, the Company issued an immediately exercisable warrant to purchase 75,435 shares of Series E preferred stock at $6.56 per share in consideration for advertising provided by an Internet portal company. During the year ended March 31, 2001, the warrant was net exercised by the holder resulting in the issuance of 34,197 shares. The Company determined the fair value of the warrant using the Black-Scholes valuation model assuming a fair value of the Series E preferred stock of $13.20, risk-free interest rate of 6.1%, volatility factor of 90%, and a life of 4 years. The fair value of the warrant ($781,000) was recorded as deferred advertising costs and was amortized into sales and marketing expense on a straight-line basis over 12 months, the term of the advertising agreement, which commenced January 2000. Amortization expense of $586,000 and $195,000 was recorded during the years ended March 31, 2001 and 2000, respectively.

                                  VIRAGE, INC.

       In February 2000, the Company entered into a six-year operating lease agreement on a new building. As part of the operating lease agreement, the Company issued a warrant to the landlord in June 2000 to purchase 181,818 shares of common stock at $11.00 per share which was exercised during the year ended March 31, 2001 resulting in proceeds of $2,000,000 to the Company. The warrant was issued concurrent with the pricing of the Company's IPO and if not exercised, the warrant would have expired at the end of the first day that the Company's stock began trading on NASDAQ. The Company estimated that the value of the warrant is $72,000 using a Black-Scholes model with the following assumptions: price of $11.00 as the deemed fair value, a risk-free interest rate of 6.1%, a volatility factor of 90%, and an expected life of one day (based upon the foregoing explanation of the warrant's short contractual life). The value of the warrant is being amortized as rent expense over the term of the six-year lease agreement and $6,000 was recorded during the year ended March 31, 2001.

       In December 2000, the Company entered into a services agreement with a customer and issued an immediately exercisable, non-forfeitable warrant to purchase 200,000 shares of common stock at $5.50 per share. The warrant expires in December 2003 and remains unexercised as of March 31, 2001. The value of the warrant was estimated to be $648,000 and was based upon a Black-Scholes valuation model with the following assumptions: risk free interest rate of 7.0%, no dividend yield, volatility of 90%, expected life of three years, exercise price of $5.50 and fair value of $5.38. The non-cash amortization of the warrant's value will be recorded against revenues as revenues from services are recognized over the one-year services agreement. There was no amortization of the warrant's value during the year ended March 31, 2001 as revenues from the services agreement were insignificant through that date. The warrant's value will begin to be amortized in the first quarter of fiscal 2002 on a straight-line basis over the term of the agreement as services revenues are expected to be relatively consistent over the agreement term.


EMPLOYEE STOCK PLANS

       In December 1997, the Company's stockholders agreed to terminate the Virage, Inc. 1995 Stock Option Plan (the 1995 Plan) and to introduce the Virage, Inc. 1997 Stock Option Plan (the 1997 Plan). All options issued under the 1995 Plan remained outstanding under that plan and did not become outstanding under the 1997 Plan. The 1997 Plan provides for the granting of incentive stock options and nonqualified stock options to employees, directors, and consultants. Under the 1997 Plan, the Board of Directors determines the term of each award and the award price. In the case of incentive stock options, the exercise price may be established at an amount not less than the fair market value at the date of grant, while nonstatutory options may have exercise prices not less than 85% of the fair market value as of the date of grant. Options granted to any person owning stock possessing more than 10% of the total combined voting power must have exercise prices of at least 110% of the fair market value at the date of grant. Options generally vest ratably over a four-year period commencing with the grant date and expire no later than ten years from the date of grant.

       Options granted under the 1995 Plan are not exercisable until they are fully vested. Options granted under the 1997 Plan are immediately exercisable, but shares so purchased that are not yet vested may be repurchased by Virage upon termination of employment at the exercise price.

       All shares subject to options outstanding under the 1995 Plan that expired or were terminated, canceled, or repurchased were added to the number of shares authorized and reserved for issuance under the 1997 Plan.

                                  VIRAGE, INC.

       Virage has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under the FASB's Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options.

       A summary of the Company's stock option activity and related information is set forth below:

                                                         OPTIONS OUTSTANDING
                                                     ---------------------------
                                      SHARES                         WEIGHTED
                                     AVAILABLE        NUMBER OF      AVERAGE
                                     FOR GRANT         SHARES     EXERCISE PRICE
                                    ----------       ----------   --------------
Balance at March 31, 1998 ....       2,228,556        1,575,189       $0.19
  Options granted ............      (1,246,937)       1,246,937       $0.45
  Options exercised ..........              --         (481,797)      $0.19
  Options canceled ...........         220,355         (358,625)      $0.24
                                    ----------       ----------
Balance at March 31, 1999 ....       1,201,974        1,981,704       $0.35
  Options authorized .........       5,000,000               --          --
  Options granted ............      (3,121,423)       3,121,423       $7.26
  Options exercised ..........              --       (1,330,430)      $0.86
  Options canceled ...........         119,183         (119,183)      $0.74
                                    ----------       ----------
Balance at March 31, 2000 ....       3,199,734        3,653,514       $6.00
  Options authorized .........              --               --          --
  Options granted ............      (3,252,025)       3,252,025       $8.55
  Options exercised ..........              --         (266,481)      $2.20
  Options canceled ...........         345,056         (345,056)      $8.69
  Options repurchased ........          23,897               --       $2.07
                                    ----------       ----------
Balance at March 31, 2001 ....         316,662        6,294,002       $7.34
                                    ==========       ==========

       As of March 31, 2001, there were 270,406 shares of common stock exercised pursuant to stock options that were not fully vested. These shares are subject to repurchase solely at the option of the Company at the original grant price upon an employee's termination.

       Options canceled during the year ended March 31, 1999 of 358,625 included options issued under both the 1995 and 1997 Plans. Options canceled that were issued under the 1995 Plan of 138,270 were not returned to the 1997 Plan. Therefore, options made available for grant as a result of cancellations are less than options cancelled by 138,270 for the year ended March 31, 1999.

       The following table summarizes information about stock options outstanding and exercisable at March 31, 2001:

                                   OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                      ---------------------------------------------    -------------------------------
                                       WEIGHTED
                                       AVERAGE
                                       REMAINING        WEIGHTED                           WEIGHTED
    RANGE OF            NUMBER        CONTRACTUAL       AVERAGE           NUMBER           AVERAGE
EXERCISE PRICES       OUTSTANDING        LIFE        EXERCISE PRICE    EXERCISABLE      EXERCISE PRICE
---------------       -----------     -----------    --------------    -----------      --------------
                                                                       (IN YEARS)
$ 0.15 -- $ 0.40         431,575         6.76            $ 0.30           406,595           $ 0.29
$ 1.00 -- $ 2.50         770,979         9.24            $ 1.88           770,979           $ 1.88
$ 3.00 -- $ 6.00       1,776,272         9.09            $ 5.00         1,776,272           $ 5.00
$ 8.00 -- $11.88       2,362,491         9.24            $10.16         2,362,491           $10.16
$12.00 -- $20.38         952,685         9.08            $12.37           952,685           $12.37
                       ---------                                        ---------
$ 0.15 -- $20.38       6,294,002         9.00            $ 7.34         6,269,022           $ 7.34
                       =========         ====            ======         =========           ======

                                  VIRAGE, INC.

       In March 2000, the Company's Board of Directors approved the Virage, Inc. 2000 Employee Stock Purchase Plan (the "ESPP") which is designed to allow eligible employees of the Company to purchase shares of the Company's common stock at semiannual intervals through periodic payroll deductions. An aggregate of 1,100,000 shares of common stock has been reserved for the ESPP, and 53,171 shares have been issued through March 31, 2001. The ESPP is implemented in a series of successive offering periods, each with a maximum duration of 24 months. Eligible employees can have up to 10% of their base salary deducted that is to be used to purchase shares of the common stock on specific dates determined by the board of directors (up to a maximum of $25,000 per year based upon the fair market value of the shares). The price of common stock purchased under the ESPP will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date.

       Pro forma information regarding net loss is required by FAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock plans under the fair value method. The fair value for these options was estimated at the date of grant using the minimum value method with the following weighted average assumptions for the years ended March 31, 2001, 2000 and 1999: risk-free interest rates of 6.5%, 5.8% and 5.7%, respectively, no dividend yield, a volatility factor of 90% and an expected life of the options of four years. The fair value of shares issued and to be issued pursuant to the Company's employee stock purchase plan were estimated using the following weighted average assumptions: risk-free interest rate of 6.5%, no dividend yield, a volatility factor of 90%, and an expected life of the option of six months.

       The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected price volatility. Because the Company's employee stock options and stock purchase plan shares have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted-average fair value of options granted during the years ended March 31, 2001, 2000 and 1999 was $5.78, $4.28, and $0.06, respectively, and the weighted-average grant date fair value of ESPP shares was $2.07 during the year ended March 31, 2001.

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma net loss applicable to common stockholders would have been $35,043,000, $19,765,000 and $6,216,000 or $(2.28), $(8.65) and $(3.70) per share for the years ended March 31, 2001, 2000 and 1999, respectively.

DEFERRED COMPENSATION

       During the years ended March 31, 2001, 2000 and 1999, the Company recorded aggregate deferred compensation of $71,000, $15,886,000 and $399,000, respectively, representing the difference between the exercise price of stock options granted and the then deemed fair value of the Company's common stock. The amortization of deferred compensation is charged to operations over the vesting period of the options using the straight-line method, which is typically four years. For the years ended March 31, 2001 and 2000, the Company amortized $4,165,000 and $1,689,000, respectively, of deferred compensation of which $3,294,000 and $1,070,000, respectively, related to stock options issued to employees (presented separately in the Company's statement of operations) and $871,000 and $619,000, respectively, related to stock options issued to consultants.

                                  VIRAGE, INC.

OPTIONS ISSUED TO CONSULTANTS

       As of March 31, 2001, the Company had granted options to purchase 295,523 shares of common stock to consultants at exercise prices ranging from $1.00 to $12.00 per share. The options were granted in exchange for consulting services to be rendered and vest over periods ranging from immediately to four years. The Company valued these options at $2,846,000 being their fair value estimated using a Black-Scholes valuation model assuming fair values of common stock ranging from $1.52 to $11.00 per share, risk-free interest rates ranging from 4.75% to 6.13%, volatility factor of 90% and a life of four years. The Company recorded a charge to operations of $871,000 and $619,000 for the years ended March 31, 2001 and 2000, respectively, related to these options.

       The options issued to consultants have been and will be marked-to-market using the estimate of fair value at the end of each accounting period pursuant to the FASB's Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services." During the year ended March 31, 2001, the Company recorded additional deferred compensation of $71,000 pursuant to this provision which will be amortized over the remaining vesting period.

5. SHARES RESERVED

       At March 31, 2001, common stock reserved for future issuance was as follows:

Common stock warrants ................            208,654
Employee stock purchase plan .........          1,046,829
Stock option plan ....................          6,610,664
                                                ---------
                                                7,866,147
                                                =========

6. SAVINGS PLAN

       The Company maintains a savings plan under Section 401(k) of the Internal Revenue Code. Under the plan, employees may defer certain amounts of their pretax salaries but not more than statutory limits. The Company may make discretionary contributions to the plan as determined by the Board of Directors. The Company has not contributed to the plan through March 31, 2001.

7. INCOME TAXES

       Due to operating losses and the Company's inability to recognize an income tax benefit from current losses, there is no provision for income taxes for the years ended March 31, 2001 or 1999. Provisions for income taxes for the year ended March 31, 2000 consisted primarily of current foreign taxes and state income taxes.

                                  VIRAGE, INC.

       The difference between the provision for income taxes and the amount computed by applying the Federal statutory income tax rate to income before taxes is explained below (in thousands):

                                                                                       MARCH 31,
                                                                      -------------------------------------------
                                                                        2001              2000              1999
                                                                      -------           -------           -------
Tax benefit at federal statutory rate (34%) ................          $(9,817)          $(4,705)          $(2,047)
Loss for which no tax benefit is currently recognizable ....            8,664             4,066             2,047
Nondeductible stock compensation ...........................            1,153               603                --
State and foreign income taxes .............................               --                36                --
                                                                      -------           -------           -------
  Total provision ..........................................          $    --           $    --           $    --
                                                                      =======           =======           =======

       Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                                          MARCH 31,
                                                                 ---------------------------
                                                                   2001               2000
                                                                 --------           --------
Deferred tax assets:
  Net operating loss carryforwards ....................          $ 16,188           $  7,900
  Tax credit carryforwards ............................               814                700
  Capitalized R&D .....................................               595                467
  Accruals and reserves not currently deductible ......             1,571              1,459
                                                                 --------           --------
     Total deferred tax assets ........................            19,168             10,526
Valuation allowance ...................................           (19,168)           (10,526)
                                                                 --------           --------
Net deferred tax assets ...............................          $     --           $     --
                                                                 ========           ========

       FASB Statement No. 109, "Accounting for Income Taxes," provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets.

       The valuation allowance increased by $8,642,000 during the year ended March 31, 2001. Approximately $300,000 of the valuation allowance is related to stock options. The benefit of which will be credited to equity when realized.

       As of March 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $45,100,000 and $13,800,000, respectively. As of March 31, 2001, the Company also had federal and state research and development tax credit carryforwards of approximately $523,000 and $440,000, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2003, if not utilized.

       Utilization of the net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credit carryforwards before utilization.

                                  VIRAGE, INC.

8. SEGMENT REPORTING

       The Company has two reportable segments: the sale of software and related software support and professional services including revenues from U.S. government agencies ("software") and the sale of its application services which includes set-up fees, video processing fees, and application hosting fees ("application services"). The Company's Chief Operating Decision Maker ("CODM") is the Company's Chief Executive Officer who evaluates performance and allocates resources based upon total revenues and gross profit (loss). Discreet financial information for each segment's profit and loss and each segment's total assets is not provided to the Company's CODM, and is not tracked by the Company.

       Information on the Company's reportable segments for the years ended March 31, 2001 and 2000 are as follows (in thousands):

                                             YEARS ENDED MARCH 31,
                                           -------------------------
                                             2001              2000
                                           -------           -------
SOFTWARE:

Total revenues ..................          $ 8,018           $ 5,123

Total cost of revenues ..........            1,347             1,600
                                           -------           -------

Gross profit ....................          $ 6,671           $ 3,523
                                           =======           =======

APPLICATION SERVICES:

Total revenues ..................          $ 3,383           $   438

Total cost of revenues ..........            6,906             1,930
                                           -------           -------

Gross loss ......................          $(3,523)          $(1,492)
                                           =======           =======

       Through March 31, 1999, the Company operated within one business segment -- the sale of software and related software support services.

       Total revenues to customers located outside the United States were approximately $3,341,000, $1,241,000 and $358,000 for the years ended March 31, 2001, 2000 and 1999, respectively. Virage Europe Ltd., the Company's European subsidiary, accounted for approximately $2,020,000, $1,137,000 and $140,000 of the Company's total revenues for the years ended March 31, 2001, 2000 and 1999, respectively.


9. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                  -------------------------------------------------------------------------------------------------
                                  MARCH 31, DECEMBER 31,  SEPTEMBER 30,   JUNE 30,  MARCH 31,  DECEMBER 31,  SEPTEMBER 30,  JUNE 30,
                                    2001       2000            2000         2000      2000         1999          1999         1999
                                  --------  ------------  -------------   -------   --------   ------------  -------------  -------
                                                                           (IN THOUSANDS)
Total revenues .................   $ 3,623    $ 3,268        $ 2,579      $ 1,931    $ 1,674     $ 1,548       $ 1,181      $ 1,158
Gross profit ...................     1,258      1,033            610          247        198         445           610          778
Net loss applicable to
  common stockholders ..........    (7,028)    (7,004)        (7,107)      (7,735)    (6,267)     (7,790)       (2,130)      (2,232)
Basic and diluted net loss
  per share applicable to
  common stockholders ..........   $ (0.35)   $ (0.35)       $ (0.38)     $ (2.41)   $ (2.29)    $ (3.42)      $ (1.01)     $ (1.10)
Pro forma basic and diluted
  net loss per share
  applicable to common
  stockholders .................   $ (0.35)   $ (0.35)       $ (0.37)     $ (0.57)   $ (0.48)    $ (0.65)      $ (0.22)     $ (0.24)

                                  VIRAGE, INC.

10. SUBSEQUENT EVENTS (UNAUDITED)

       Subsequent to March 31, 2001, the Company's Board of Directors approved the adoption of an employee stock option plan and reserved up to 900,000 shares to be granted to non-director, non-officer employees of the Company.

       In addition, the Company's 1997 stock option plan provides for the lesser of 1,000,000 shares or five percent of outstanding shares to increase the number of shares outstanding on an annual basis effective every April 1. Accordingly, 1,000,000 shares were authorized as additional shares to be granted under this plan in April 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       There were no matters to be reported under this item.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       (a)    Executive Officers

              The information with respect to Executive Officers is included in
              Part I hereof after Item 4.

       (b)    Directors

              The information required by this item is included in the section entitled "Election of Directors" in the Proxy Statement for the 2001 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated by reference herein. The information regarding compliance with section 16(a) of the Exchange Act is included in the Proxy Statement and incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

       The information required by this item is included in the section entitled "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this item is included in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this item is included in the section entitled "Certain Transactions" in the Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)(1) Financial Statements

              The consolidated financial statements of Virage as set forth under
              Item 8 are filed as part of this Annual Report on Form 10-K.

          (2) Financial Statement Schedule

                                  VIRAGE, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)


                                                                  ADDITIONS                    BALANCE
                                                    BALANCE AT    CHARGED TO                   AT END
                                                    BEGINNING     COSTS AND                      OF
                DESCRIPTION                         OF PERIOD      EXPENSES     WRITE-OFFS     PERIOD
                -----------                         ----------    ----------    ----------     -------
Fiscal year ended March 31, 2001
     Allowance for doubtful accounts ........          $591          $276          $ --         $867

Fiscal year ended March 31, 2000
     Allowance for doubtful accounts ........          $134          $457          $ --         $591

Fiscal year ended March 31, 1999
     Allowance for doubtful accounts ........          $ 37          $ 97          $ --         $134

All other schedules are omitted because they are not applicable or the amounts are insignificant or the required information is presented in the Consolidated Financial Statements and Notes thereto in Item 8 above.

          (3) Exhibits

EXHIBIT
NUMBER                            DESCRIPTION OF DOCUMENT
-------                           -----------------------
  3.1+       Amended and Restated Certificate of Incorporation of the Registrant

  3.2+       Amended and Restated Bylaws of the Registrant

  4.1+       Second Amended and Restated Rights Agreement, dated September 21, 1999, between Registrant and certain stockholders

  4.2+       Specimen Stock Certificate

  4.3+       Amendment No. 1 to Second Amended and Restated Rights Agreement, dated
             September 21, 1999, between Registrant and certain stockholders

  4.5++      Warrant to Purchase Common Stock between Virage and MLB Advanced Media,
             L.P., dated December 31, 2000

 10.1+ Form of Indemnification Agreement between Registrant and Registrant's directors and officers

 10.2+       1995 Stock Option Plan

 10.3+       1997 Stock Option Plan

 10.4+       2000 Employee Stock Purchase Plan

 10.5+       Lease Agreement, dated January 17, 1996, as amended, between Casiopea
             Venture Corporation and Registrant

 10.6+       Lease Agreement, dated January 17, 1996, as amended, between Casiopea
             Venture Corporation and Registrant

 10.7+       License Agreement, dated September 27, 1999, between Office Dynamics
             Limited, Protege Property and Registrant

 10.8+       Security and Loan Agreement, dated November 2, 1998, as amended, between
             Imperial Bank and Registrant

 10.9+       Office Lease, dated February 17, 2000, between Jim Joseph, Trustee,
             Jim Joseph Revocable Trust, dated January 19, 2000, and Registrant

10.10+       Agreement, dated February 28, 2000, between Pinewood Studios Limited and
             Registrant

23.1         Consent of Ernst & Young LLP, Independent Auditors

24.1         Power of Attorney (included on signature page)

----------

+ Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-96315).

++ Incorporated by reference to the Registrant's Quarterly Report filed on Form 10-Q on February 6, 2001.

       (b)    Reports on Form 8-K:

              No reports on Form 8-K were filed during the fourth quarter ended March 31, 2001.

       (c)    See Item 14(a)(3) above.

       (d)    See Items 8 and 14(a)(2) above.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 20, 2001.

                                           Virage, Inc.

                                      By:  /s/ Paul G. Lego
                                           -------------------------------------
                                           Paul G. Lego
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer

                                POWER OF ATTORNEY

       Know all persons by these presents, that each person whose signature appears below constitutes and appoints Paul G. Lego and Alfred J. Castino, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                             TITLE                             DATE
              ---------                                             -----                             ----
            /s/ Paul G. Lego                     Chairman, President & Chief                       June 20, 2001
---------------------------------------          Executive Officer
              Paul G. Lego                       (Principal Executive Officer)

         /s/ Alfred J. Castino                   Vice President and Chief                          June 20, 2001
---------------------------------------          Financial Officer
           Alfred J. Castino                     (Principal Financial and Accounting
                                                 Officer)

         /s/ Ronald E.F. Codd                    Director                                          June 20, 2001
---------------------------------------
           Ronald E.F. Codd

        /s/ Philip W. Halperin                   Director                                          June 20, 2001
---------------------------------------
          Philip W. Halperin

       /s/ Randall S. Livingston                 Director                                          June 20, 2001
---------------------------------------
         Randall S. Livingston

        /s/ Standish H. O'Grady                  Director                                          June 20, 2001
---------------------------------------
          Standish H. O'Grady

          /s/ Lawrence K. Orr                    Director                                          June 20, 2001
---------------------------------------
            Lawrence K. Orr

           /s/ Don C. Vassel                     Director                                          June 20, 2001
---------------------------------------
             Don C. Vassel

      /s/ William H. Younger, Jr.                Director                                          June 20, 2001
---------------------------------------
        William H. Younger, Jr.

                                    Index to Exhibits

EXHIBIT
NUMBER                            DESCRIPTION OF DOCUMENT
-------                           -----------------------
  3.1+       Amended and Restated Certificate of Incorporation of the Registrant

  3.2+       Amended and Restated Bylaws of the Registrant

  4.1+       Second Amended and Restated Rights Agreement, dated September 21, 1999, between Registrant and certain stockholders

  4.2+       Specimen Stock Certificate

  4.3+       Amendment No. 1 to Second Amended and Restated Rights Agreement, dated
             September 21, 1999, between Registrant and certain stockholders

  4.5++      Warrant to Purchase Common Stock between Virage and MLB Advanced Media,
             L.P., dated December 31, 2000

 10.1+ Form of Indemnification Agreement between Registrant and Registrant's directors and officers

 10.2+       1995 Stock Option Plan

 10.3+       1997 Stock Option Plan

 10.4+       2000 Employee Stock Purchase Plan

 10.5+       Lease Agreement, dated January 17, 1996, as amended, between Casiopea
             Venture Corporation and Registrant

 10.6+       Lease Agreement, dated January 17, 1996, as amended, between Casiopea
             Venture Corporation and Registrant

 10.7+       License Agreement, dated September 27, 1999, between Office Dynamics
             Limited, Protege Property and Registrant

 10.8+       Security and Loan Agreement, dated November 2, 1998, as amended, between
             Imperial Bank and Registrant

 10.9+       Office Lease, dated February 17, 2000, between Jim Joseph, Trustee,
             Jim Joseph Revocable Trust, dated January 19, 2000, and Registrant

10.10+       Agreement, dated February 28, 2000, between Pinewood Studios Limited and
             Registrant

23.1         Consent of Ernst & Young LLP, Independent Auditors

24.1         Power of Attorney (included on signature page)

----------

+ Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-96315).

++ Incorporated by reference to the Registrant's Quarterly Report filed on Form 10-Q on February 6, 2001.