Form 10-Q
period 2001-06-30
VIRAGE INC
filed 2001-08-06
CIK 1101147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-30903

VIRAGE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	38-3171505 (I.R.S. Employer Identification No.)

177 BOVET ROAD, SUITE 520
SAN MATEO, CALIFORNIA 94402-3116
(650) 573-3210
(Address, including zip code, and telephone number, including area code, of the registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes          [   ] No

     The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 20,384,321 as of August 1, 2001.

VIRAGE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VIRAGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30,	March 31,
	2001	2001

ASSETS

Current assets:

Cash and cash equivalents	$6,892	$19,680

Short-term investments	35,530	28,451

Accounts receivable, net	2,490	2,331

Prepaid expenses and other current assets	939	515

Total current assets	45,851	50,977

Property and equipment, net	6,072	6,692

Other assets	2,528	2,537

Total assets	$54,451	$60,206

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,014	$1,153

Accrued payroll and related expenses	2,439	3,279

Accrued expenses	3,398	3,003

Deferred revenue	3,254	2,954

Total current liabilities	10,105	10,389

Deferred rent	167	111

Stockholders’ equity:

Common stock	20	20

Additional paid-in capital	121,241	120,707

Deferred compensation	(8,697)	(9,847)

Accumulated deficit	(68,385)	(61,174)

Total stockholders’ equity	44,179	49,706

Total liabilities and stockholders’ equity	$54,451	$60,206

See accompanying notes.

VIRAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	June 30,

	2001	2000

Revenues:

License revenues	$1,882	$1,093

Service revenues	2,047	819

Other revenues	61	19

Total revenues	3,990	1,931

Cost of revenues:

License revenues	154	148

Service revenues(1)	2,532	1,481

Other revenues	57	55

Total cost of revenues	2,743	1,684

Gross profit	1,247	247

Operating expenses:

Research and development(2)	2,473	2,033

Sales and marketing(3)	4,439	3,983

General and administrative(4)	1,332	1,242

Stock-based compensation	782	836

Total operating expenses	9,026	8,094

Loss from operations	(7,779)	(7,847)

Interest and other income, net	568	112

Net loss	$(7,211)	$(7,735)

Basic and diluted net loss per share	$(0.36)	$(2.41)

Shares used in computation of basic and diluted net loss per share	20,133	3,214

(1)	Excluding $74 in amortization of deferred employee stock-based compensation for the three months ended June 30, 2001 ($76 for the three months ended June 30, 2000).

(2)	Excluding $117 in amortization of deferred employee stock-based compensation for the three months ended June 30, 2001 ($138 for the three months ended June 30, 2000).

(3)	Excluding $233 in amortization of deferred employee stock-based compensation for the three months ended June 30, 2001 ($264 for the three months ended June 30, 2000).

(4)	Excluding $358 in amortization of deferred employee stock-based compensation for the three months ended June 30, 2001 ($358 for the three months ended June 30, 2000).

See accompanying notes.

VIRAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(7,211)	$(7,735)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	705	341

Amortization of deferred compensation related to stock options	987	1,061

Amortization of deferred advertising costs and technology right	9	204

Amortization of warrant fair values	219	—

Changes in operating assets and liabilities:

Accounts receivable	(159)	509

Prepaid expenses and other current assets	(424)	(242)

Other assets	—	(509)

Accounts payable	(139)	(286)

Accrued payroll and related expenses	(840)	738

Accrued expenses	395	51

Deferred revenue	300	191

Deferred rent	56	—

Net cash used in operating activities	(6,102)	(5,677)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(85)	(1,160)

Purchase of short-term investments	(30,407)	—

Sales and maturities of short-term investments	23,328	—

Net cash used in investing activities	(7,164)	(1,160)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from bank line of credit	—	806

Principal payments on loans and capital leases	—	(64)

Proceeds from exercise of stock options, net of repurchases	(11)	—

Proceeds from employee stock purchase plan	489	—

Proceeds from exercise of warrants to purchase preferred and common stock	—	2,125

Net cash provided by financing activities	478	2,867

Net increase (decrease) in cash and cash equivalents	(12,788)	(3,970)

Cash and cash equivalents at beginning of period	19,680	10,107

Cash and cash equivalents at end of period	$6,892	$6,137

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

Deferred compensation related to stock options	$71	$29

Reversal of deferred compensation upon employee termination	$234	$232

Cash advance for common stock subscription	$—	$13,000

See accompanying notes.

VIRAGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial statements at June 30, 2001 and for the three month periods ended June 30, 2001 and 2000 have been included.

     The condensed consolidated financial statements include the accounts of Virage, Inc. (the “Company”) and its majority owned subsidiaries, Virage Europe, Ltd. and Virage GmbH. All significant intercompany balances and transactions have been eliminated in consolidation.

     Results for the three months ended June 30, 2001 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K, dated June 20, 2001 as filed with the United States Securities and Exchange Commission. The accompanying balance sheet at March 31, 2001 is derived from the Company’s audited consolidated financial statements at that date.

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

     The Company’s revenue recognition policy is in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition”, as amended by Statement of Position No. 98-4, “Deferral of the Effective Date of SOP 97-2, “Software Revenue Recognition” (“SOP 98-4”), and Statement of Position No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions” (“SOP 98-9”). For each arrangement, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met. The Company considers all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If collectibility is not considered probable, revenue is recognized when the fee is collected. No customer has the right of return.

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

VIRAGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2001
(unaudited)

     Revenue is recognized on licensed software on a per user or per server basis for a fixed fee when the product master is delivered to the customer. There is no right of return or price protection for sales to domestic and international distributors, system integrators, or value added resellers (collectively, “resellers”). In situations where the reseller has a purchase order from the end user that is immediately deliverable, the Company recognizes revenue on shipment to the reseller, if other criteria in SOP 97-2 are met, since the Company has no risk of concessions. The Company defers revenue on shipments to resellers if the reseller does not have a purchase order from an end user that is immediately deliverable or other criteria in SOP 97-2 are not met. The Company recognizes royalty revenues upon receipt of the quarterly reports from the vendors.

     When licenses and maintenance are sold together with professional services such as consulting and implementation, license fees are recognized upon shipment, provided that (1) the criteria in the previous paragraph have been met, (2) payment of the license fee is not dependent upon the performance of the professional services, and (3) the services do not include significant alterations to the features and functionality of the software. Historically, very few license and maintenance arrangements were sold together with professional services as the Company had not formally established a professional services organization until the end of fiscal 2001.

     Should professional services be essential to the functionality of the licenses in a license arrangement which contains professional services or should an arrangement not meet the criteria mentioned previously in this paragraph, both the license revenues and professional service revenues are recognized in accordance with the provisions of the AICPA’s Statement of Position No. 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts” (“SOP 81-1”). When reliable estimates are available for the costs and efforts necessary to complete the implementation services and the implementation services do not include contractual milestones or other acceptance criteria, the Company accounts for the arrangements under the percentage of completion contract method pursuant to SOP 81-1 based upon input measures such as hours or days. When such estimates are not available, the completed contract method is utilized. When an arrangement includes contractual milestones, the company recognizes revenues as such milestones are achieved.

     Application services. Application services revenues consist of web design and integration fees, video processing fees and application hosting fees. Web design and integration fees are recognized ratably over the contract term, which is generally six to twelve months. The Company generates video processing fees for each hour of video that a customer deploys. Processing fees are recognized as encoding, indexing and editorial services are performed and are based upon hourly rates per hour of video content. Application hosting fees are generated based on the number of video queries processed, subject in some cases to monthly minimums and maximums. The Company recognizes revenues on transaction fees that are subject to monthly minimums based on the greater of actual transaction fees or the monthly minimum, and monthly maximums based on the lesser of actual transaction fees or the monthly maximum, since the Company has no further obligations, the payment terms are normal and each month is a separate measurement period.

     Professional Services. The Company provides professional services such as consulting, implementation and training services to its customers. Revenues from such services, when not sold in conjunction with product licenses, are generally recognized as the services are performed.

     Other revenues. Other revenues consist primarily of U.S. government agency research grants that are best effort arrangements. The software-development arrangements are within the scope of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 68, “Research and Development Arrangements.” As the financial risks associated with the software-development arrangement rests solely with the U.S. government agency, the Company is recognizing revenues as the services are performed. The cost of these services are included in cost of other revenues. The Company’s contractual obligation is to provide the required level of effort (hours), technical reports, and funds and man-hour expenditure reports.

VIRAGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2001
(unaudited)

Use of Estimates

     The preparation of the accompanying unaudited condensed consolidated financial statements requires management to make estimates and assumptions that effect the amounts reported in these financial statements. Actual results could differ from those estimates.

Cash Equivalents and Short-Term Investments

     The Company invests its excess cash in money market accounts and debt instruments and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with an original maturity at the time of purchase of over three months are classified as short-term investments regardless of maturity date, as all such instruments are classified as available-for-sale and can be readily liquidated to meet current operational needs. At June 30, 2001, all of the Company’s total cash equivalents and short-term investments were classified as available-for-sale and consisted of obligations issued by U.S. government agencies and multinational corporations, maturing within one year.

Comprehensive Net Loss

     The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“FAS 130”). FAS 130 establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. To date, unrealized gains and losses have been insignificant and the Company has had no other comprehensive income (loss), and consequently, net loss equals total comprehensive net loss.

Net Loss per Share

     Basic and diluted net loss per share are computed in conformity with the FASB’s Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“FAS 128”), for all periods presented, using the weighted average number of common shares outstanding less shares subject to repurchase.

     Pro forma basic and diluted net loss per share have been computed as described above and also give effect, even if antidilutive, to common equivalent shares from preferred stock as if such conversion had occurred on April 1, 2000, or at the date of original issuance, if later.

VIRAGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2001
(unaudited)

     The following table presents the computation of basic and diluted net loss per share and pro forma basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	June 30,

	2001	2000

Net loss	$(7,211)	$(7,735)

Weighted-average shares of common stock outstanding	20,343	3,704

Less weighted-average shares of common stock subject to repurchase	(210)	(490)

Weighted-average shares used in computation of basic and diluted net loss per share	20,133	3,214

Basic and diluted net loss per share	$(0.36)	$(2.41)

Shares used in computation of basic and diluted net loss per share	20,133	3,214

Pro forma adjustment to reflect weighted-average effect of the assumed conversion of convertible preferred stock	—	10,321

Shares used in computing pro forma basic and diluted net loss per share	20,133	13,535

Pro forma basic and diluted net loss per share	$(0.36)	$(0.57)

Impact of Recently Issued Accounting Standards

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations (“FAS 141”).” FAS 141 requires use of the purchase method for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling method. FAS 141 also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill. Under the new criteria, an acquired intangible asset would not be recognized separately from goodwill unless either control over the future economic benefits results from contractual or legal rights or the asset is capable of being separated or divided and sold, transferred, licensed, rented, or exchanged. The Company currently believes that FAS 141 will not have a material impact on its financial position or its results of operations or cash flows as the Company has not participated in any business combinations through June 30, 2001.

VIRAGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2001
(unaudited)

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets (“FAS 142”).” FAS 142 states that amortization of goodwill will no longer be required. Instead, impairment to goodwill is to be tested at least annually at the reporting unit level using a two-step impairment test whereby the first step determines if goodwill is impaired and the second step measures the amount of the impairment loss. While goodwill is to be tested for impairment annually, companies may need to test for goodwill impairment on an interim basis if an event or circumstance occurs that might significantly reduce the fair value of a reporting unit below its carrying amount. Regarding amortization of intangible assets with finite lives, the FASB requires intangible assets to be amortized over their useful economic lives and reviewed for impairment under Statement 121. Intangible assets that have economic lives that are indefinite would not be subject to amortization until there is evidence that their lives no longer are indefinite, and would be tested for impairment annually using a lower of cost or fair value approach. The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company currently believes that FAS 142 will not have a material impact on its financial position or its results of operations or cash flows as the Company has no goodwill or intangible assets subject to the requirements of FAS 142.

2. Stockholders’ Equity

     In December 2000, the Company entered into a services agreement with a customer and issued an immediately exercisable, non-forfeitable warrant to purchase 200,000 shares of common stock at $5.50 per share. The warrant expires in December 2003. The value of the warrant was estimated to be $648,000 and was based upon a Black-Scholes valuation model with the following assumptions: risk free interest rate of 7.0%, no dividend yield, volatility of 90%, expected life of three years, exercise price of $5.50 and fair value of $5.38. The non-cash amortization of the warrant’s value is being recorded against service revenues as revenues from services are recognized over the one-year services agreement. During the three months ended June 30, 2001, the Company recorded $216,000 as contra-service revenues representing the pro-rata amortization of the warrant’s value for the aforementioned period.

3. Segment Reporting

     The Company has two reportable segments: the sale of software and related software support services including revenues from U.S. government agencies (“software”) and the sale of its application and professional services which includes set-up fees, professional services fees, video processing fees, and application hosting fees (“application services”). The Company’s Chief Operating Decision Maker (“CODM”) is the Company’s Chief Executive Officer who evaluates performance and allocates resources based upon total revenues and gross profit (loss). Discreet financial information for each segment’s profit and loss and each segment’s total assets is not provided to the Company’s CODM, nor is it tracked by the Company.

VIRAGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2001
(unaudited)

     Information on the Company’s reportable segments for the three months ended June 30, 2001 and 2000 are as follows (in thousands):

	Three Months Ended
	June 30,

	2001	2000

Software:

Total revenues	$2,586	$1,380

Total cost of revenues	358	297

Gross profit	$2,228	$1,083

Application and Professional Services:

Total revenues	$1,404	$551

Total cost of revenues	2,385	1,387

Gross loss	$(981)	$(836)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained herein and the information contained in our Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission on June 20, 2001. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We may identify these statements by the use of words such as “believe”, “expect”, “anticipate”, “intend”, “plan” and similar expressions. These forward-looking statements involve several risks and uncertainties. Our actual results may differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those described under the caption “Risk Factors” herein and in our Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission on June 20, 2001. These forward-looking statements speak only as of the date of this quarterly report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business as addressed elsewhere in this quarterly report and in our Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission on June 20, 2001.

Overview

     Virage is a leading provider of video content management and publishing solutions. Depending on their particular needs and resources, our customers may elect to license our software products or employ our application or professional services to outsource their needs. Our customers include media and entertainment companies, other corporations, government agencies and educational institutions.

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

     Our revenue recognition policy is in accordance with the American Institute of Certified Public Accountants, or AICPA’s, Statement of Position No. 97-2, or SOP 97-2, “Software Revenue Recognition,” as amended by Statement of Position No. 98-4, “Deferral of the Effective Date of SOP 97-2, “Software Revenue Recognition,” ” or SOP 98-4, and Statement of Position No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions” or SOP 98-9. For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. We consider all arrangements with payment terms extending beyond 12 months and other arrangements with payment terms longer than normal not to be fixed or determinable. If collectibility is not considered probable, revenue is recognized when the fee is collected provided all other criteria are met. No customer has the right of return.

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

     When licenses and maintenance are sold together with professional services such as consulting and implementation, license fees are recognized upon shipment, provided that (1) the criteria in the previous paragraph have been met, (2) the Company believes that the services are not essential to the other elements of the arrangement and the Company has sufficient experience in providing the services, (3) the services do not involve a significant degree of risk or unique acceptance, (4) payment of the license fee is not dependent upon the performance of the services, (5) the services are available from other vendors, and (6) the services do not include significant alterations to the features and functionality of the software. In such an arrangement, the Company uses vendor specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Vendor-specific objective evidence of fair value of services within a multiple element arrangement is based upon hourly or daily rates—the same rates used when the Company enters into stand-alone service contracts based upon time and materials.

     Should professional services be essential to the functionality of the licenses in a license arrangement which contains professional services or should an arrangement not meet the criteria mentioned previously in the above paragraph, both the license revenues and professional service revenues are recognized in accordance with the provisions of the AICPA’s SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts” (“SOP 81-1”). When reliable estimates are available for the costs and efforts necessary to complete the implementation services and the implementation services do not include contractual milestones or other acceptance criteria, the Company accounts for the arrangements under the percentage of completion contract method pursuant to SOP 81-1 based upon input measures such as hours or days. When such estimates are not available, the completed contract method is utilized. When an arrangement includes contract milestones, the Company recognizes revenues as such milestones are achieved.

     Application services. Our application services revenues consist of web design and integration fees, video processing fees and application hosting fees. Web design and integration fees are recognized ratably over the contract term, which is generally six to twelve months. We generate video processing fees for each hour of video that a customer deploys. Processing fees are recognized as encoding, indexing and editorial services are performed and are based upon hourly rates per hour of video content. We generate application hosting fees based on the number of video queries processed, subject in some cases to monthly minimums and maximums. We recognize revenues on transaction fees that are subject to monthly minimums based on the greater of actual transaction fees or the monthly minimum, and monthly maximums based on the lesser of actual transaction fees or the monthly maximum, since we have no further obligations, the payment terms are normal and each month is a separate measurement period.

     Professional Services. The Company provides professional services such as consulting, implementation and training services to its customers. Revenues from such services, when not sold in conjunction with product licenses, are generally recognized as the services are performed. To date, revenues recognized from professional services have not been meaningful.

     Other revenues. Other revenues consist primarily of U.S. government agency research grants that are best effort arrangements. The software-development arrangements are within the scope of the FASB’s Statement of Financial Accounting Standards No. 68, “Research and Development Arrangements”. As the financial risks associated with the software-development arrangement rests solely with the U.S. government agency, we are recognizing revenues as the services are performed. The cost of these services are included in cost of other revenues. Our contractual obligation is to provide the required level of effort (hours), technical reports, and funds and man-hour expenditure reports.

     Cost of license revenues consist primarily of royalty fees for third-party software products integrated into our products. Our cost of service revenues includes personnel expenses, related overhead, communication expenses and capital depreciation costs for maintenance and support activities and application and professional services. Our cost of other revenues includes engineering personnel expenses and related overhead for custom engineering and government projects.

     We incurred a net loss of $7,211,000 during the three months ended June 30, 2001. As of June 30, 2001, we had an accumulated deficit of $68,385,000. We expect to continue to incur operating losses for the foreseeable future. In view of the rapidly changing nature of our market and our limited operating history, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our historic revenue growth rates are not necessarily sustainable or indicative of our future growth.

Results of Operations

     The following table sets forth consolidated financial data for the periods indicated, expressed as a percentage of total revenues.

	Three Months Ended
	June 30,

	2001	2000

Revenues:

License revenues	47%	57%

Service revenues	51	42

Other revenues	2	1

Total revenues	100	100

Cost of revenues:

License revenues	4	8

Service revenues	63	76

Other revenues	2	3

Total cost of revenues	69	87

Gross profit	31	13

Operating expenses:

Research and development	62	105

Sales and marketing	111	206

General and administrative	33	64

Stock-based compensation	20	44

Total operating expenses	226	419

Loss from operations	(195)	(406)

Interest and other income, net	14	5

Net loss	(181)%	(401)%

     Total Revenues. Total revenues increased 107% to $3,990,000 for the three months ended June 30, 2001 from $1,931,000 for the three months ended June 30, 2000. This increase was due to increases in license, service and other revenues. International revenues increased to $1,164,000, or 29% of total revenues, for the three months ended June 30, 2001 from $393,000, or 20% of total revenues, for the three months ended June 30, 2000. Sales to two customers (one of which is a reseller of our products) each accounted for 16% of total revenues for the three months ended June 30, 2001 (no customer constituted more than 10% of total revenues for the three months ended June 30, 2000).

     License revenues increased to $1,882,000 for the three months ended June 30, 2001 from $1,093,000 for the three months ended June 30, 2000, an increase of $789,000. The increase was primarily due to the introduction of new product lines and the expansion of our domestic and international sales and marketing operations.

     Service revenues increased to $2,047,000 for the three months ended June 30, 2001 from $819,000 for the three months ended June 30, 2000, an increase of $1,228,000. Approximately 30% of this growth was due to an increase in revenues from customers purchasing maintenance contracts, while the remainder was due to the revenue growth of our services offerings.

     Other revenues increased to $61,000 for the three months ended June 30, 2001 from $19,000 for the three months ended June 30, 2000, an increase of $42,000. This increase was attributable to the level of engineering services performed pursuant to federal government research contracts.

     Total Cost of Revenues. Total cost of revenues increased to $2,743,000, or 69% of total revenues, for the three months ended June 30, 2001 from $1,684,000, or 87% of total revenues, for the three months ended June 30, 2000. This increase in total cost of revenues in absolute dollars was due to an increase in the cost of service revenues, particularly the cost of our application services in order to support the growth of our application services revenues.

     Cost of license revenues increased to $154,000, or 8% of license revenues, for the three months ended June 30, 2001 from $148,000, or 14% of license revenues, for the three months ended June 30, 2000. This increase was due to an increase in revenues from our products that are subject to unit-based, rather than fixed, license royalty obligations during the three months ended June 30, 2001.

     Cost of service revenues increased to $2,532,000, or 124% of service revenues for the three months ended June 30, 2001 from $1,481,000, or 181% of service revenues, for the three months ended June 30, 2000. The majority of this increase in absolute dollars was due to expenditures for the expansion of our application services. We expect the cost of service revenues to increase substantially, and margins on our service revenues could remain negative for the foreseeable future as we expand our application services and worldwide support capabilities.

     Cost of other revenues increased in absolute dollars to $57,000, or 93% of other revenues, for the three months ended June 30, 2001 from $55,000, or 289% of other revenues, for the three months ended June 30, 2000. This increase in absolute dollars was due to slightly higher costs associated with engineering services performed for a government agency.

     Research and Development Expenses. Research and development expenses consist primarily of personnel and related costs for our development efforts. Research and development expenses increased in absolute dollars to $2,473,000, or 62% of total revenues, for the three months ended June 30, 2001 from $2,033,000, or 105% of total revenues, for the three months ended June 30, 2000. The increase in absolute dollars was due to an increase in our research and development staff. We expect research and development expenses to increase for the foreseeable future as we believe that significant product development expenditures are essential for us to maintain and enhance our market position. To date, we have not capitalized any software development costs as they have been insignificant.

     Sales and Marketing Expenses. Sales and marketing expenses consist of personnel and related costs for our direct sales force, pre-sales support and marketing staff, and marketing programs including trade shows and advertising. Sales and marketing expenses increased in absolute dollars to $4,439,000, or 111% of total revenues, for the three months ended June 30, 2001 from $3,983,000, or 206% of total revenues, for the three months ended June 30, 2000. This increase in absolute dollars was due to growth in our sales and marketing personnel and increased expenses incurred in connection with trade shows and additional marketing programs. We expect sales and marketing expenses to increase for the foreseeable future as we hire additional sales and marketing personnel, increase spending on advertising and marketing programs, and expand our operations in North America and internationally.

     General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities and costs of our external audit firm and our outside legal counsel. General and administrative expenses increased in absolute dollars to $1,332,000, or 33% of total revenues, for the three months ended June 30, 2001 from $1,242,000, or 64% of total revenues, for the three months ended June 30, 2000. This increase in absolute dollars was due to an increase in headcount and increased external legal and audit costs. We expect general and administrative expenses to increase for the foreseeable future as we incur additional professional services costs, such as legal and audit costs, to support our growth as a public company.

     Stock-Based Compensation Expense. Stock based compensation expense represents the amortization of deferred compensation (calculated as the difference between the exercise price of stock options granted to our employees and the then deemed fair value of our common stock) for stock options granted to our employees. We recognized stock-based compensation expense of $782,000 and $836,000 for the three months ended June 30, 2001 and 2000, respectively.

     Interest and Other Income, Net. Interest and other income, net, includes interest income from cash, cash equivalents and short-term investments, offset by interest on capital leases and bank debt. Interest and other income, net, increased to $568,000 for the three months ended June 30, 2001 from $112,000 for the three months ended June 30, 2000, an increase of $456,000. The increase was due to interest income from increased cash balances.

     Provision for Income Taxes. We have not recorded a provision for federal and state or foreign income taxes for the three months ended June 30, 2001 or 2000 because we have experienced net losses since inception, which have resulted in deferred tax assets. We have recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance through future taxable profits.

Liquidity and Capital Resources

     As of June 30, 2001, we had cash, cash equivalents and short-term investments of $42,422,000, a decrease of $5,709,000 from March 31, 2001 and our working capital, defined as current assets less current liabilities, was $35,746,000, a decrease of $4,842,000 in working capital from March 31, 2001. The decrease in our working capital is primarily attributable to cash used in operating activities.

     Our operating activities resulted in net cash outflows of $6,102,000 and $5,677,000 for the three months ended June 30, 2001 and 2000, respectively. The cash used in these periods was primarily attributable to net losses of $7,211,000 and $7,735,000 in the three months ended June 30, 2001 and 2000, respectively.

     Investing activities resulted in net cash outflows of $7,164,000 and $1,160,000 for the three months ended June 30, 2001 and 2000, respectively. These outflows were primarily for the purchase of short-term investments during the three months ended June 30, 2001 and for the purchases of computer hardware and software and furniture and fixtures for the three months ended June 30, 2000. We expect that we will continue to use cash resources for capital expenditure purposes for the foreseeable future as we increase our headcount and expand our operations.

     Financing activities provided net cash inflows of $478,000 and $2,867,000 during the three months ended June 30, 2001 and 2000, respectively. These inflows were primarily from the proceeds from our employee stock purchase plan during the three months ended June 30, 2001 and from warrant exercises to purchase our preferred and common stock and a draw on our senior line of credit facility for the three months ended June 30, 2000.

     We anticipate that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in future periods through public or private financings, or other sources, to fund our operations and potential acquisitions, if any, until we achieve profitability, if ever. We may not be able to obtain adequate or favorable financing when necessary to fund our business. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

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

Because we have only recently introduced our video software products, application services and professional services we face a number of risks which may seriously harm our business.

     We incorporated in April 1994 and to date we have generated only limited revenues. We introduced our first video software products in December 1997, our application services in May 1999 and our professional services in March 2001. Because we have a limited operating history with our video software products, application services and professional services and because our revenue sources may continue to shift as our business develops, you must consider the risks and difficulties that we may encounter when making your investment decision. These risks include our ability to:

•	expand our customer base;

•	increase penetration into key customer accounts;

•	maintain our pricing structure;

•	develop new products and services; and

•	adapt our products and services to meet changes in the Internet video infrastructure marketplace.

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

     We have experienced operating losses in each quarterly and annual period since we were formed and we expect to incur significant losses in the future. As of June 30, 2001, we had an accumulated deficit of $68,385,000. We expect to continue to incur increasing research and development, sales and marketing and general and administrative expenses. Accordingly, our failure to increase our revenues significantly or improve our gross margins will harm our business. In addition, our cash, cash equivalent and short-term investment resources (collectively, “cash resources”) totaled $42,422,000 as of June 30, 2001 and we used $6,102,000 in our operating activities during the three months ended June 30, 2001. We anticipate that our operating activities will use additional cash resources for at least the next 12 months. This may leave us with a deteriorated cash position in comparison to our cash position as of June 30, 2001 and this may affect our ability to transact future strategic operating and investing activities in a timely manner, which may harm our business and cause our stock price to fall. Even if we should achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, if our gross margins do not improve, or if our operating expenses exceed our expectations, our operating results will suffer and our stock price may fall.

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

     Our revenues are dependent on the health of the economy and the growth of our customers and potential future customers. If the economy remains stagnant, our customers may continue to delay or reduce their spending on our software and service solutions. When economic conditions weaken, sales cycles for sales of software products and related services tend to lengthen and companies’ information technology budgets tend to be reduced. If that continues to happen, our revenues could suffer and our stock price may decline. Further, if the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition.

Our service revenues have a substantially lower margin than our license revenues, and an increase in service revenues relative to license revenues could harm our gross margins.

     Our service revenues, which includes fees for our application services as well as professional services such as consulting, implementation, maintenance and training, were 51% of our total revenues for the three months ended June 30, 2001 and 42% of our total revenues for the three months ended June 30, 2000. Our service revenues have substantially lower gross margins than our license revenues. Our cost of service revenues for the three months ended June 30, 2001 and 2000 were 124% and 181%, respectively, of our service revenues. An increase in the percentage of total revenues represented by service revenues could adversely affect our overall gross margins.

     Service revenues as a percentage of total revenues and cost of service revenues as a percentage of total revenues have varied significantly from quarter to quarter due to our relatively early stage of development. Historically, the relative amount of service revenues as compared to license revenues has varied based on customer demand for our application services revenues. However, we anticipate an increase in the percentage of license customers requesting professional services as a result of our introduction of professional services in the fourth quarter of fiscal 2001, which will also impact the relative amount of service revenues as compared to license revenues. We expect that the amount and profitability of our professional services will depend in large part on:

•	the software solution which has been licensed;

•	the complexity of the customers’ information technology environments;

•	the resources directed by customers to their implementation projects;

•	the size and complexity of customer implementations; and

•	the extent to which outside consulting organizations provide services directly to customers.

If our internal professional services organization does not provide implementation services effectively and according to schedule, our revenues and profitability would be harmed.

     Customers that license our products may require consulting, implementation, maintenance and training services and obtain them from our internal professional services, customer support and training organizations. When we provide these services, we may be required to recognize revenue from the licensing of our software products as the implementation services are performed. If our internal professional services organization does not effectively implement and support our products or if we are unable to expand our internal professional services organization as needed to meet our customers’ needs, our ability to sell software, and accordingly our revenues, will be harmed.

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

     During our sales cycle, we spend considerable time and expense providing information to prospective customers about the use and benefits of our products and services without generating corresponding revenues. Our expense levels are relatively fixed in the short term and based in part on our expectations of future revenues. Therefore, any delay in our sales cycle could cause significant variations in our operating results, particularly because a relatively small number of customer orders represent a large portion of our revenues.

     Some of our largest sources of revenues are government entities and large corporations that often require long testing and approval processes before making a decision to license our products. In general, the process of entering into a licensing arrangement with a potential customer may involve lengthy negotiations. As a result, our sales cycle has been and may continue to be unpredictable. In the past, our sales cycle has ranged from one to 12 months. Our sales cycle is also subject to delays as a result of customer-specific factors over which we have little or no control, including budgetary constraints and internal approval procedures. In addition, because our technology must often be integrated with the products and services of other vendors, there may be a significant delay between the use of our software and services in a pilot system and our customers’ volume deployment of our products and services.

If our customers fail to generate traffic on the video-related sections of their Internet sites, our recurring revenues may decrease, which may adversely affect our business and financial results.

     Our ability to achieve recurring revenues from our application services is largely dependent upon the success of our customers in generating traffic on the video-related sections of their Internet sites. Generally, we generate recurring revenue from our application services whenever our customers add more hours of video to an existing project. If our customers do not attract and maintain traffic on video-related sections of their sites, video queries may decrease and customers may decide not to add more hours of video to existing projects. This result would cause revenues from our application services to decrease, which will prevent us from growing our business.

If we fail to increase the size of our customer base or increase our revenues with our existing customers, our business will suffer.

     Increasing the size of our customer base and increasing the revenues we generate from our customer base are critical to the success of our business. To expand our customer base and the revenues we generate from our customers, we must:

•	generate additional revenues from different organizations within our customers;

•	conduct effective marketing and sales programs to acquire new customers; and

•	establish and maintain distribution relationships with value added resellers and system integrators.

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

     The prices we charge for our products and services may decrease as a result of competitive pricing pressures, promotional programs and customers who negotiate price reductions. For example, some of our competitors have provided their services without charge in order to gain market share or new customers and key accounts. The prices at which we sell and license our products and services to our customers depend on many factors, including:

•	purchase volumes;

•	competitive pricing;

•	the specific requirements of the order;

•	the duration of the licensing arrangement; and

•	the level of sales and service support.

     If we are unable to sell our products or services at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products and services from which we can derive additional revenues, our financial results will suffer.

We rely on, and expect to continue to rely on, a limited number of customers for a significant portion of our revenues and if any of these customers stops licensing our software or purchasing our services, our operating results will suffer.

     Historically, a limited number of customers has accounted for a significant portion of our revenues. For example, our two largest customers accounted for 32% of our total revenues for the three months ended June 30, 2001. One of these large customers has an application services contract that expires within our current fiscal year ending March 31, 2002 with no obligation to renew. If we were to lose one of our large customers, our operating results could be significantly harmed.

     We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small number of customers. We cannot be certain that we will retain our current customers or that we will be able to recruit additional or replacement customers. If we were to lose one or more customers, our operating results could be significantly harmed.

Any failure of our network could lead to significant disruptions in our application services business that could damage our reputation, reduce our revenues or otherwise harm our business.

     Our application services business is dependent upon providing our customers with fast, efficient and reliable services. To meet our customers’ requirements, we must protect our network against damage from, among other things:

•	human error;

•	physical or electronic security breaches;

•	computer viruses;

•	fire, earthquake, flood and other natural disasters;

•	power loss;

•	telecommunications failure; and

•	sabotage and vandalism.

     Our failure to protect our network against damage from any of these events will hurt our business.

We depend on outside third parties to maintain our communications hardware and perform most of our computer hardware operations and if these third parties’ hardware and operations fail, our reputation and business will suffer.

     We have communications hardware and computer hardware operations located at Exodus Communications’ facility in Santa Clara, California, at AboveNet Communications’ facility in New York City, and at Phoenix Communications in New Jersey. We do not have complete backup systems for these operations. A problem with, or failure of, our communications hardware or operations could result in interruptions or increases in response times on the Internet sites of our customers. Furthermore, if these third party partners fail to adequately maintain or operate our communications hardware or do not perform our computer hardware operations adequately, our services to our customers may not be available. We have experienced system failures in the past. Other outages or system failures may occur. Any disruptions could damage our reputation, reduce our revenues or otherwise harm our business. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

Power outages in California could adversely affect us.

     We have significant operations in the state of California and are dependent on a continuous power supply. California’s energy crisis could substantially disrupt our operations and increase our expenses. California has recently implemented, and may in the future continue to implement, rolling blackouts throughout the state. Although state lawmakers are working to minimize the impact, if blackouts interrupt our power supply, we may be temporarily unable to continue operations at our California facilities. Any such interruption in our ability to continue operation at our facilities could delay the development of our products and services and disrupt communications with our customers or other third parties on which we rely, such as web hosting service providers. Future interruptions could damage our reputation and could result in lost revenue, either of which could substantially harm our business and results of operations. Furthermore, shortages in wholesale electricity supplies have caused power prices to increase. If energy prices continue to increase, our operating expenses will likely increase which could have a negative effect on our operating results, which in turn may cause our stock price to fall.

If we are unable to perform or scale our capacity sufficiently as demand for our services increases, we may lose customers which would be detrimental to our business.

     We cannot be certain that if we increase our customers we will be able to correspondingly increase our personnel and to perform our application services at satisfactory levels. Certain customer contracts contain cash penalty provisions in the event that we do not perform our application services at satisfactory levels and such penalty provisions will reduce our revenues and harm our business. In addition, our application services may need to accommodate an increasing volume of traffic. If we are not able to expand our internal operations to accommodate such an increase in traffic, our customers’ Internet sites may in the future experience slower response times or outages. If we cannot adequately handle a significant increase in customers or customers’ traffic, we may lose customers or fail to gain new ones, which may reduce our revenues and harm our business.

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

     The development of new or enhanced products and services is a complex and uncertain process that requires the accurate anticipation of technological and market trends. We may experience design, manufacturing, marketing and other technological difficulties that could delay our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements. You should additionally be aware that:

•	our technology or systems may become obsolete upon the introduction of alternative technologies, such as products that better manage and search video content;

•	we could incur substantial costs if we need to modify our products and services to respond to these alternative technologies;

•	we may not have sufficient resources to develop or acquire new technologies or to introduce new products or services capable of competing with future technologies; and

•	when introducing new or enhanced products or services, we may be unable to manage effectively the transition from older products and services and ensure that we can deliver products and services to meet anticipated customer demand.

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

We have leases for our facilities that expire on various dates through 2006 that we may not be able to fully utilize and this may cause us to incur large, one-time charges for excess capacity.

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

     During the three months ended June 30, 2001, we were able to sublease our excess capacity at our facilities and received rental payments from these tenants. These sublease agreements will expire during our current fiscal year ended March 31, 2002, and we may not be successful in renewing our arrangements with our current sublease tenants or finding new sublease tenants. If this should occur, we would be required to record a one-time charge at the end of the sublease agreement for a portion of the rental payments that we owe to our landlord relating to any excess capacity that exists at our facilities. Such a charge will harm our operating results and may cause our stock price to fall.

If demand for our application services decreases, we may not be able to fully utilize our capacity and this may cause us to incur large, one-time charges for excess capacity.

     Our application services use significant capital equipment resources that have been purchased to support our current customer requirements. Our application services are new and unproven and revenues and related expenses are difficult to forecast. Customers typically engage in contracts for our application services for a period of six to twelve months and while some customers renew their contracts, none have any obligation to do so. For example, a customer that accounted for 16% of our revenues for the three months ended June 30, 2001 has a contract that expires within our current fiscal year ending March 31, 2002 with no obligation to renew. If we were to lose this customer or other customers for our application services, we may have excess capacity and be required to record a one-time charge for excess capital equipment.

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

     Because our products are generally used in systems with other vendors’ products, they must integrate successfully with these existing systems. System errors, whether caused by our products or those of another vendor, could adversely affect the market acceptance of our products, and any necessary revisions could cause us to incur significant expenses.

We could be subject to liability claims and negative publicity if our customers’ systems, information or video content is damaged through the use of our products or our application services.

     If our customers’ systems, information or video content is damaged by software errors, product design defects or use of our application services, our business may be harmed. In addition, these errors or defects may cause severe customer service and public relations problems. Errors, bugs, viruses or misimplementation of our products or services may cause liability claims and negative publicity ultimately resulting in the loss of market acceptance of our products and services. Our agreements with customers that attempt to limit our exposure to liability claims may not be enforceable in jurisdictions where we operate.

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

     Other companies, including our competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to conduct our business. These companies could assert, and it may be found, that our technologies infringe their proprietary rights. We could incur substantial costs to defend any litigation, and intellectual property litigation could force us to do one or more of the following:

•	cease using key aspects of our technology that incorporate the challenged intellectual property;

•	obtain a license from the holder of the infringed intellectual property right; and

•	redesign some or all of our products.

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

As we expand our operations internationally, we will face significant risks in doing business in foreign countries.

     As we expand our operations internationally, we will be subject to a number of risks associated with international business activities, including:

•	costs of customizing our products and services for foreign countries, including localization, translation and conversion to international and other foreign technology standards;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including changes in regulatory requirements that may limit our ability to sell our products and services in particular countries;

•	import and export restrictions, tariffs and greater difficulty in collecting accounts receivable; and

•	foreign currency-related risks if a significant portion of our revenues become denominated in foreign currencies.

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

     Because the anticipated growth of our business depends in part on broadband transmission infrastructure, we are subject to a number of risks, including:

•	changes in content delivery methods and protocols;

•	the need for continued development by our customers of compelling content that takes advantage of broadband access and helps drive market acceptance of our products and services;

•	the emergence of new competitors, including traditional broadcast and cable television companies, which have significant control over access to content, substantial resources and established relationships with media providers;

•	the development of relationships by our competitors with companies that have significant access to or control over the broadband transmission technology or content; and

•	the need to establish new relationships with non-PC based providers of broadband access, such as providers of television set-top boxes and cable television.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures as set forth in our Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission on June 20, 2001 have not changed significantly.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation claims arising from our ordinary course of business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Item 2. Changes in Securities and Use of Proceeds

(d)	Use of Proceeds.

On July 5, 2000, we completed a firm commitment underwritten initial public offering of 3,500,000 shares of our common stock, at a price of $11.00 per share. Concurrently with our initial public offering, we also sold 1,696,391 shares of common stock in a private placement at a price of $11.00 per share. On July 17, 2000, our underwriters exercised their over-allotment option for 525,000 shares of our common stock at a price of $11.00 per share. The shares of the common stock sold in the offering and exercised via our underwriters’ over-allotment option were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (File No. 333-96315). The Securities and Exchange Commission declared the Registration Statement effective on June 28, 2000. The public offering was underwritten by a syndicate of underwriters led by Credit Suisse First Boston, FleetBoston Robertson Stephens Inc. and Wit SoundView Corporation, as their representatives.

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

VIRAGE, INC.

Date: August 6, 2001	By:	/s/ Alfred J. Castino

Alfred J. Castino Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)