Form 10-Q
period 2001-09-30
VIRAGE INC
filed 2001-11-09
CIK 1101147

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 20,516,177 as of November 1, 2001.

                 ---------------------------------------------
                 ---------------------------------------------

                                  VIRAGE, INC.

                                      INDEX


                                                                                             PAGE

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

   Condensed Consolidated Balance Sheets - September 30, 2001 and March 31, 2001.........      3

   Condensed Consolidated Statements of Operations -- Three and Six Months Ended
              September 30, 2001 and 2000 ...............................................      4

   Condensed Consolidated Statements of Cash Flows -- Six Months Ended
              September 30, 2001 and 2000 ...............................................      5

   Notes to Condensed Consolidated Financial Statements .................................      6

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations ...................................................     13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .....................     31


PART II: OTHER INFORMATION

Item 1. Legal Proceedings ...............................................................     32

Item 2. Changes in Securities and Use of Proceeds .......................................     32

Item 3. Defaults Upon Senior Securities .................................................     32

Item 4. Submission of Matters to a Vote of Security Holders .............................     33

Item 5. Other Information ...............................................................     33

Item 6. Exhibits and Reports on Form 8-K ................................................     33

Signature ...............................................................................     34

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                  VIRAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                     SEPTEMBER 30,    MARCH 31,
                                                         2001           2001
                                                     -------------   ----------
                       ASSETS

Current assets:
  Cash and cash equivalents .......................   $   4,700       $  19,680
  Short-term investments ..........................      32,409          28,451
  Accounts receivable, net ........................       2,857           2,331
  Prepaid expenses and other current assets .......         642             515
                                                      ---------       ---------
      Total current assets ........................      40,608          50,977

Property and equipment, net .......................       5,520           6,692
Other assets ......................................       2,520           2,537
                                                      ---------       ---------
      Total assets ................................   $  48,648       $  60,206
                                                      =========       =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ................................   $     932       $   1,153
  Accrued payroll and related expenses ............       3,264           3,279
  Accrued expenses ................................       2,802           3,003
  Deferred revenue ................................       2,454           2,954
                                                      ---------       ---------
      Total current liabilities ...................       9,452          10,389

Deferred rent .....................................         222             111

Commitments and contingencies

Stockholders' equity:
  Preferred stock .................................          --              --
  Common stock ....................................          20              20
  Additional paid-in capital ......................     121,183         120,707
  Deferred compensation ...........................      (7,475)         (9,847)
  Accumulated deficit .............................     (74,754)        (61,174)
                                                      ---------       ---------
      Total stockholders' equity ..................      38,974          49,706
                                                      ---------       ---------
      Total liabilities and stockholders' equity ..   $  48,648       $  60,206
                                                      =========       =========


                             See accompanying notes.

                                  VIRAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                            ----------------------      ----------------------
                                              2001          2000          2001          2000
                                            --------      --------      --------      --------
Revenues:
  License revenues .......................  $  2,932      $  1,373      $  4,814      $  2,466
  Service revenues .......................     1,663         1,202         3,710         2,021
  Other revenues .........................       151             4           212            23
                                            --------      --------      --------      --------
    Total revenues .......................     4,746         2,579         8,736         4,510
Cost of revenues:
  License revenues .......................       178           164           332           312
  Service revenues(1) ....................     2,405         1,781         4,937         3,262
  Other revenues .........................        91            24           148            79
                                            --------      --------      --------      --------
    Total cost of revenues ...............     2,674         1,969         5,417         3,653
                                            --------      --------      --------      --------
Gross profit .............................     2,072           610         3,319           857
Operating expenses:
  Research and development(2) ............     2,344         2,231         4,817         4,264
  Sales and marketing(3) .................     4,423         4,255         8,862         8,238
  General and administrative(4) ..........     1,330         1,302         2,662         2,544
  Stock-based compensation ...............       756           856         1,538         1,692
                                            --------      --------      --------      --------
    Total operating expenses .............     8,853         8,644        17,879        16,738
                                            --------      --------      --------      --------
Loss from operations .....................    (6,781)       (8,034)      (14,560)      (15,881)
Interest and other income, net ...........       412           927           980         1,039
                                            --------      --------      --------      --------
Net loss .................................  $ (6,369)     $ (7,107)     $(13,580)     $(14,842)
                                            ========      ========      ========      ========

Basic and diluted net loss per share .....  $  (0.31)     $  (0.38)     $  (0.67)     $  (1.36)
                                            ========      ========      ========      ========

Shares used in computation of basic and
  diluted net loss per share .............    20,247        18,662        20,190        10,938
                                            ========      ========      ========      ========


(1) Excluding $69 and $143 in amortization of deferred stock-based compensation for the three and six months ended September 30, 2001, respectively ($76 and $152 for the three and six months ended September 30, 2000, respectively).

(2) Excluding $102 and $219 in amortization of deferred stock-based compensation for the three and six months ended September 30, 2001, respectively ($136 and $274 the three and six months ended September 30, 2000, respectively).

(3) Excluding $227 and $459 in amortization of deferred stock-based compensation for the three and six months ended September 30, 2001, respectively ($246 and $510 for the three and six months ended September 30, 2000, respectively).

(4) Excluding $358 and $717 in amortization of deferred stock-based compensation for the three and six months ended September 30, 2001, respectively ($398 and $756 for the three and six months ended September 30, 2000, respectively).


                             See accompanying notes.

                                  VIRAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                   -----------------------
                                                                     2001          2000
                                                                   --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ........................................................  $(13,580)      $(14,842)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization .................................     1,481            766
  Amortization of deferred compensation related to
    stock options ...............................................     1,928          2,143
  Amortization of deferred advertising costs and
     technology right ...........................................        17            408
  Amortization of warrant fair values ...........................       438             --
  Changes in operating assets and liabilities:
    Accounts receivable .........................................      (526)           143
    Prepaid expenses and other current assets ...................      (127)          (310)
    Other assets ................................................        --             13
    Accounts payable ............................................      (221)            33
    Accrued payroll and related expenses ........................       (15)         1,598
    Accrued expenses ............................................      (201)           982
    Deferred revenue ............................................      (500)         1,101
    Deferred rent ...............................................       111             --
                                                                   --------       --------
Net cash used in operating activities ...........................   (11,195)        (7,965)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment ..............................      (309)        (2,413)
Purchase of short-term investments ..............................   (43,163)        (5,633)
Sales and maturities of short-term investments ..................    39,205             --
                                                                   --------       --------
Net cash used in investing activities ...........................    (4,267)        (8,046)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank line of credit ...............................        --            806
Principal payments on loans and capital leases ..................        --         (1,047)
Proceeds from exercise of stock options, net of repurchases .....        (7)           531
Proceeds from employee stock purchase plan ......................       489             --
Proceeds from issuance of common stock, net of
  offering costs ................................................        --         58,288
Proceeds from exercise of warrants to purchase
  preferred and common stock ....................................        --          2,125
                                                                   --------       --------
Net cash provided by financing activities .......................       482         60,703
                                                                   --------       --------
Net increase (decrease) in cash and cash equivalents ............   (14,980)        44,692
Cash and cash equivalents at beginning of period ................    19,680         10,107
                                                                   --------       --------
Cash and cash equivalents at end of period ......................  $  4,700       $ 54,799
                                                                   ========       ========

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING,
INVESTING AND FINANCING ACTIVITIES:
Deferred compensation related to stock options ..................  $    123       $     70
Reversal of deferred compensation upon employee
  termination ...................................................  $    567       $    401
Conversion of prepaid offering costs to equity at IPO ...........  $     --       $    812
Conversion of redeemable preferred stock to equity at IPO .......  $     --       $ 36,995



                             See accompanying notes.

                                  VIRAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial statements at September 30, 2001 and for the three and six month periods ended September 30, 2001 and 2000 have been included.

   The condensed consolidated financial statements include the accounts of Virage, Inc. (the "Company") and its majority owned subsidiaries, Virage Europe, Ltd. and Virage GmbH. All significant intercompany balances and transactions have been eliminated in consolidation.

   Results for the three and six months ended September 30, 2001 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K, dated June 20, 2001 as filed with the United States Securities and Exchange Commission. The accompanying balance sheet at March 31, 2001 is derived from the Company's audited consolidated financial statements at that date.

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

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

   Revenue is recognized on licensed software on a per user or per server basis for a fixed fee when the product master is delivered to the customer. There is no right of return or price protection for sales to domestic and international distributors, system integrators, or value added resellers (collectively, "resellers"). In situations where the reseller has a purchase order or other contractual agreement from the end user that is immediately deliverable, the Company recognizes revenue on shipment to the reseller, if other criteria in SOP 97-2 are met, since the Company has no risk of concessions. The Company defers revenue on shipments to resellers if the reseller does not have a purchase order or other contractual agreement from an end user that is immediately deliverable or other criteria in SOP 97-2 are not met. The Company recognizes royalty revenues upon receipt of the quarterly reports from the vendors.

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

   Should professional services be essential to the functionality of the licenses in a license arrangement which contains professional services or should an arrangement not meet the criteria mentioned previously in this paragraph, both the license revenues and professional service revenues are recognized in accordance with the provisions of the AICPA's Statement of Position No. 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts" ("SOP 81-1"). When reliable estimates are available for the costs and efforts necessary to complete the implementation services and the implementation services do not include contractual milestones or other acceptance criteria, the Company accounts for the arrangements under the percentage of completion contract method pursuant to SOP 81-1 based upon input measures such as hours or days. When such estimates are not available, the completed contract method is utilized. When an arrangement includes contractual milestones, the Company recognizes revenues as such milestones are achieved provided the milestones are not subject to any additional acceptance criteria.

   Application services. Application services revenues consist primarily of web design and integration fees, video processing fees and application hosting fees. Web design and integration fees are recognized ratably over the contract term, which is generally six to twelve months. The Company generates video processing fees for each hour of video that a customer deploys. Processing fees are recognized as encoding, indexing and editorial services are performed and are based upon hourly rates per hour of video content. Application hosting fees are generated based on the number of video queries processed, subject in some cases to monthly minimums and maximums. The Company recognizes revenues on transaction fees that are subject to monthly minimums based on the greater of actual transaction fees or the monthly minimum, and monthly maximums based on the lesser of actual transaction fees or the monthly maximum, since the Company has no further obligations, the payment terms are normal and each month is a separate measurement period.

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

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

Use of Estimates

   The preparation of the accompanying unaudited condensed consolidated financial statements requires management to make estimates and assumptions that effect the amounts reported in these financial statements. Actual results could differ from those estimates.

Cash Equivalents and Short-Term Investments

   The Company invests its excess cash in money market accounts and debt instruments and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with an original maturity at the time of purchase of over three months are classified as short-term investments regardless of maturity date, as all such instruments are classified as available-for-sale and can be readily liquidated to meet current operational needs. At September 30, 2001, all of the Company's total cash equivalents and short-term investments were classified as available-for-sale and consisted of obligations issued by U.S. government agencies and multinational corporations, maturing within one year.

Comprehensive Net Loss

   The Company has adopted the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. To date, unrealized gains and losses have been insignificant and the Company has had no other comprehensive income (loss), and consequently, net loss equals total comprehensive net loss.

Net Loss per Share

   Basic and diluted net loss per share are computed in conformity with the FASB's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), for all periods presented, using the weighted average number of common shares outstanding less shares subject to repurchase.

   Pro forma basic and diluted net loss per share have been computed as described above and also give effect, even if antidilutive, to common equivalent shares from preferred stock as if such conversion had occurred on April 1, 2000, or at the date of original issuance, if later.

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


   The following table presents the computation of basic and diluted net loss per share and pro forma basic and diluted net loss per share (in thousands, except per share data):

                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                 SEPTEMBER 30,              SEPTEMBER 30,
                                            ----------------------      ----------------------
                                              2001          2000          2001          2000
                                            --------      --------      --------      --------
Net loss .................................  $ (6,369)     $ (7,107)     $(13,580)     $(14,842)
                                            ========      ========      ========      ========
Weighted-average shares of common
  stock outstanding ......................    20,383        19,070        20,363        11,387
Less weighted-average shares of
  common stock subject to repurchase .....      (136)         (408)         (173)         (449)
                                            --------      --------      --------      --------
Weighted-average shares used in
  computation of basic and diluted net
  loss per share .........................    20,247        18,662        20,190        10,938
                                            ========      ========      ========      ========
Basic and diluted net loss per share .....  $  (0.31)     $  (0.38)     $  (0.67)     $  (1.36)
                                            ========      ========      ========      ========
Shares used in computation of basic and
  diluted net loss per share .............    20,247        18,662        20,190        10,938
Pro forma adjustment to reflect
  weighted-average effect of the
  assumed conversion of
  convertible preferred stock ............        --           564            --         5,443
                                            --------      --------      --------      --------
Shares used in computing pro
  forma basic and diluted net
  loss per share .........................    20,247        19,226        20,190        16,381
                                            ========      ========      ========      ========
Pro forma basic and diluted net
  loss per share .........................  $  (0.31)     $  (0.37)     $  (0.67)     $  (0.91)
                                            ========      ========      ========      ========


Impact of Recently Issued Accounting Standards

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations ("FAS 141")." FAS 141 requires use of the purchase method for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling method. FAS 141 also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill. Under the new criteria, an acquired intangible asset would not be recognized separately from goodwill unless either control over the future economic benefits results from contractual or legal rights or the asset is capable of being separated or divided and sold, transferred, licensed, rented, or exchanged. The Company currently believes that FAS 141 will not have a material impact on its financial position or its results of operations or cash flows as the Company has not participated in any business combinations through September 30, 2001.

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

   In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets ("FAS 142")." FAS 142 states that amortization of goodwill will no longer be required. Instead, impairment to goodwill is to be tested at least annually at the reporting unit level using a two-step impairment test whereby the first step determines if goodwill is impaired and the second step measures the amount of the impairment loss. While goodwill is to be tested for impairment annually, companies may need to test for goodwill impairment on an interim basis if an event or circumstance occurs that might significantly reduce the fair value of a reporting unit below its carrying amount. Regarding amortization of intangible assets with finite lives, the FASB requires intangible assets to be amortized over their useful economic lives and reviewed for impairment under Statement 121. Intangible assets that have economic lives that are indefinite would not be subject to amortization until there is evidence that their lives no longer are indefinite, and would be tested for impairment annually using a lower of cost or fair value approach. The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company currently believes that FAS 142 will not have a material impact on its financial position or its results of operations or cash flows as the Company has no goodwill or intangible assets subject to the requirements of FAS 142.

2. COMMITMENTS AND CONTINGENCIES

   During the three months ended September 30, 2001, the Company's service revenues decreased to $1,663,000 from $2,047,000 for the three months ended June 30, 2001. Although the Company's mix of license and service revenues generally will tend to vary from quarter to quarter based upon the timing of license shipments and other factors, the Company's service revenues decrease during the three months ended September 30, 2001 is primarily attributable to significantly reduced revenues from Major League Baseball Advanced Media L.P. ("MLBAM"), which accounted for approximately 16% of the Company's total revenues in the quarter ended June 30, 2001 and less than 5% of the Company's total revenues in the quarter ended September 30, 2001 (less than 10% of total revenues during the six months ended September 30, 2001). The Company did not receive certain payments from MLBAM that were due to the Company during the three months ended September 30, 2001 and therefore the Company determined that it was unable to recognize the related revenues for these outstanding payments until the period in which the payments were received. The Company received a significant payment from MLBAM for certain invoices subsequent to September 30, 2001. However, even after considering this payment, the Company still has a significant amount of unpaid invoices with MLBAM (none of which relate to any revenues recognized through September 30, 2001). The Company will recognize these unpaid invoices as revenues in the period in which the Company receives payment from MLBAM, if ever.

   The Company's application services use significant capital equipment resources that have been purchased to support its current customer requirements. The Company's application services are new and unproven and revenues and related expenses are difficult to forecast. Customers typically engage in contracts for the Company's application services for a period of six to twelve months and no customer has any obligation to renew. For example, MLBAM is a large customer that accounted for greater than 5% of the Company's revenues for the six months ended September 30, 2001 and has a contract that expires within the Company's current fiscal year ending March 31, 2002 with no obligation to renew. Should the Company lose this customer or other customers for its application services, the Company may have excess capacity and be required to record a charge for excess capital equipment and/or other infrastructure costs. The Company's management reviews its capacity requirements and assesses whether any excess capacity exists as part of its on-going financial processes.

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

   The Company's principal administrative, research and development, sales, services and marketing activities are conducted on two leased properties in San Mateo, California: the first property consists of 21,000 square feet and expires in May 2002 and the second property consists of 48,000 square feet and expires in September 2006. In addition, the Company leases a property in New York City for services and sales under a lease that expires in March 2005, a property near Boston, Massachusetts where the Company performs research and development under a lease that expires in June 2003 and a property near London, England where the Company performs sales, services, marketing and administrative activities and that expires in February 2002. During the six months ended September 30, 2001, the Company was able to sublease its excess capacity at its facilities and received rental payments from its tenants. These sublease agreements will expire during the Company's current fiscal year ended March 31, 2002, and the Company may not be successful in renewing its arrangements with its current sublease tenants or finding new sublease tenants. If this should occur and the Company deems that the formerly sublet space cannot be used, the Company would be required to record a charge at the end of the sublease agreement for a portion of the rental payments that the Company owes to its landlord relating to any excess capacity that exists at its facilities. The Company's management reviews its facility requirements and assesses whether any excess capacity exists as part of its on-going financial processes.

   On August 22, 2001 and September 18, 2001, we and certain of our officers were named as defendants in purported securities class-action lawsuits filed in the United States District Court for the Southern District of New York (the "Actions"). The first of the Actions is captioned Chin vs. Virage, Inc., et. al. and the second is captioned Bartula vs. Virage, Inc., et. al. The Court has since consolidated the Actions, appointed a lead plaintiff and approved lead plaintiffs' selection of lead counsel. Lead plaintiff has filed a consolidated complaint ("Complaint") with the Court. The Complaint alleges claims against us, certain of our officers, and/or Credit Suisse First Boston ("CSFB"), as lead underwriter and certain other underwriters (collectively, the "underwriters") associated with our July 5, 2000 initial public offering, under Sections 11 and 15 of the Securities Act of 1933, as amended. The Complaint also alleges claims solely against the underwriters under Section 12(2) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, as amended. We believe that the claims against us and certain of our officers are without legal merit and intend to defend them vigorously. Subsequently, all pending cases against all underwriters and issuers were reassigned to Honorable Judge Shira Scheindlin, U.S. District Court Judge, United States District Court for the Southern District of New York. The time for defendants to move to dismiss the Complaint is presently adjourned pending further instruction from Judge Scheindlin.

   From time to time, we may become involved in litigation claims arising from our ordinary course of business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

3. STOCKHOLDERS' EQUITY

     In December 2000, the Company entered into a services agreement with MLBAM and issued an immediately exercisable, non-forfeitable warrant to purchase 200,000 shares of common stock at $5.50 per share. The warrant expires in December 2003. The value of the warrant was estimated to be $648,000 and was based upon a Black-Scholes valuation model with the following assumptions: risk free interest rate of 7.0%, no dividend yield, volatility of 90%, expected life of three years, exercise price of $5.50 and fair value of $5.38. The non-cash amortization of the warrant's value is being recorded against service revenues as revenues from services are recognized over the one-year services agreement. During the three and six months ended September 30, 2001, the Company recorded $216,000 and $432,000, respectively, as contra-service revenues representing the pro-rata amortization of the warrant's value for the aforementioned periods.

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


4. SEGMENT REPORTING

   The Company has two reportable segments: the sale of software and related software support services including revenues from U.S. government agencies ("software") and the sale of its application and professional services which includes set-up fees, professional services fees, video processing fees, and application hosting fees ("application services"). The Company's Chief Operating Decision Maker ("CODM") is the Company's Chief Executive Officer who evaluates performance and allocates resources based upon total revenues and gross profit
(loss). Discreet financial information for each segment's profit and loss and each segment's total assets is not provided to the Company's CODM, nor is it tracked by the Company.

    Information on the Company's reportable segments for the three and six months ended September 30, 2001 and 2000 are as follows (in thousands):

                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                     SEPTEMBER 30,            SEPTEMBER 30,
                                 --------------------      ---------------------
                                   2001        2000         2001         2000
                                 -------      -------      -------      -------
SOFTWARE:

Total revenues .............     $ 3,792      $ 1,741      $ 6,378      $ 3,121

Total cost of revenues .....         402          313          760          610
                                 -------      -------      -------      -------

Gross profit ...............     $ 3,390      $ 1,428      $ 5,618      $ 2,511
                                 =======      =======      =======      =======

APPLICATION SERVICES:

Total revenues .............     $   954      $   838      $ 2,358      $ 1,389

Total cost of revenues .....       2,272        1,656        4,657        3,043
                                 -------      -------      -------      -------

Gross loss .................     $(1,318)     $  (818)     $(2,299)     $(1,654)
                                 =======      =======      =======      =======


5. INCOME TAXES

   The Company has not recorded a provision for federal and state or foreign income taxes for the three and six months ended September 30, 2001 or 2000 because the Company has experienced net losses since inception, which have resulted in deferred tax assets. The Company has recorded a valuation allowance against all deferred tax assets as a result of uncertainties regarding the realization of the balances through future taxable profits.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained herein and the information contained in our Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission on June 20, 2001. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We may identify these statements by the use of words such as "believe", "expect", "anticipate", "intend", "plan" and similar expressions. These forward-looking statements involve several risks and uncertainties. Our actual results may differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those described under the caption "Risk Factors" herein and in our Annual Report on Form 10-K. These forward-looking statements speak only as of the date of this quarterly report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business as addressed elsewhere in this quarterly report and in our Annual Report on Form 10-K.

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

   Revenue is recognized on licensed software on a per user or per server basis for a fixed fee when the product master is delivered to the customer. There is no right of return or price protection for sales to domestic and international distributors, system integrators, or value added resellers (collectively, "resellers"). In situations where the reseller has a purchase order or other contractual agreement from the end user that is immediately deliverable, the Company recognizes revenue on shipment to the reseller, if other criteria in SOP 97-2 are met, since the Company has no risk of concessions. The Company defers revenue on shipments to resellers if the reseller does not have a purchase order or other contractual agreement from an end user that is immediately deliverable or other criteria in SOP 97-2 are not met. The Company recognizes royalty revenues upon receipt of the quarterly reports from the vendors.

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

   Should professional services be essential to the functionality of the licenses in a license arrangement which contains professional services or should an arrangement not meet the criteria mentioned previously in this paragraph, both the license revenues and professional service revenues are recognized in accordance with the provisions of the AICPA's Statement of Position No. 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts" ("SOP 81-1"). When reliable estimates are available for the costs and efforts necessary to complete the implementation services and the implementation services do not include contractual milestones or other acceptance criteria, the Company accounts for the arrangements under the percentage of completion contract method pursuant to SOP 81-1 based upon input measures such as hours or days. When such estimates are not available, the completed contract method is utilized. When an arrangement includes contractual milestones, the company recognizes revenues as such milestones are achieved provided the milestones are not subject to any additional acceptance criteria.

   Application services. Application services revenues consist primarily of web design and integration fees, video processing fees and application hosting fees. Web design and integration fees are recognized ratably over the contract term, which is generally six to twelve months. The Company generates video processing fees for each hour of video that a customer deploys. Processing fees are recognized as encoding, indexing and editorial services are performed and are based upon hourly rates per hour of video content. Application hosting fees are generated based on the number of video queries processed, subject in some cases to monthly minimums and maximums. The Company recognizes revenues on transaction fees that are subject to monthly minimums based on the greater of actual transaction fees or the monthly minimum, and monthly maximums based on the lesser of actual transaction fees or the monthly maximum, since the Company has no further obligations, the payment terms are normal and each month is a separate measurement period.

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

RESULTS OF OPERATIONS

   The following table sets forth consolidated financial data for the periods indicated, expressed as a percentage of total revenues.

                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                           SEPTEMBER 30,          SEPTEMBER 30,
                                        -------------------     ----------------
                                          2001       2000       2001       2000
                                          ----       ----       ----       ----
Revenues:
  License revenues .....................    62%        53%        55%        54%
  Service revenues .....................    35         46         43         45
  Other revenues .......................     3          1          2          1
                                          ----       ----       ----       ----
    Total revenues .....................   100        100        100        100
Cost of revenues:
  License revenues .....................     4          6          4          7
  Service revenues .....................    50         69         56         72
  Other revenues .......................     2          1          2          2
                                          ----       ----       ----       ----
    Total cost of revenues .............    56         76         62         81
                                          ----       ----       ----       ----
Gross profit ...........................    44         24         38         19
Operating expenses:
  Research and development .............    50         87         55         95
  Sales and marketing ..................    93        165        101        183
  General and administrative ...........    28         51         31         56
  Stock-based compensation .............    16         33         18         37
                                          ----       ----       ----       ----
    Total operating expenses ...........   187        336        205        371
                                          ----       ----       ----       ----
Loss from operations ...................  (143)      (312)      (167)      (352)
Interest and other income, net .........     9         36         12         23
                                          ----       ----       ----       ----
Net loss ...............................  (134)%     (276)%     (155)%     (329)%
                                          ====       ====       ====       ====


THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

   Total Revenues. Total revenues increased 84% to $4,746,000 for the three months ended September 30, 2001 from $2,579,000 for the three months ended September 30, 2000. Total revenues increased 94% to $8,736,000 for the six months ended September 30, 2001 from $4,510,000 for the six months ended September 30, 2000. These increases were due to increases in license, service and other revenues. International revenues increased to $1,450,000, or 31% of total revenues, for the three months ended September 30, 2001 from $642,000, or 25% of total revenues, for the three months ended September 30, 2000. International revenues increased to $2,614,000, or 30% of total revenues, for the six months ended September 30, 2001 from $1,035,000, or 23% of total revenues, for the six months ended September 30, 2000. Sales to one customer (who is a reseller of our products) accounted for 10% of total revenues for the three months ended September 30, 2001 and 13% of total revenues for the six months ended September 30, 2001. No customer constituted more than 10% of total revenues for the three or six months ended September 30, 2000.

   License revenues increased to $2,932,000 for the three months ended September 30, 2001 from $1,373,000 for the three months ended September 30, 2000, an increase of $1,559,000. License revenues increased to $4,814,000 for the six months ended September 30, 2001 from $2,466,000 for the six months ended September 30, 2000, an increase of $2,348,000. These increases were primarily due to the introduction of new products and greater product deployments by our new and existing customers driven by the efforts of our domestic and international sales and marketing operations.

   Service revenues increased to $1,663,000 for the three months ended September 30, 2001 from $1,202,000 for the three months ended September 30, 2000, an increase of $461,000. Service revenues increased to $3,710,000 for the six months ended September 30, 2001 from $2,021,000 for the six months ended September 30, 2000, an increase of $1,689,000. Service revenues for the three and six months ended September 30, 2001 include $216,000 and $432,000, respectively, representing warrant amortization recorded as contra-service revenues resulting from a warrant issued to Major League Baseball Advanced Media L.P. ("MLBAM"). Approximately 75% and 43% of service revenues growth for the three and six months ended September 30, 2001, respectively, was due to an increase in revenues from customers purchasing maintenance contracts, while the remainder was due to the revenue growth of our application and professional services offerings. The smaller percentage of our service revenues growth from our application and professional services during the three months ended September 30, 2001 in comparison to the six months ended September 30, 2001 is primarily attributable to significantly reduced revenues from MLBAM, which accounted for approximately 16% of our total revenues in the quarter ended June 30, 2001 and less than 5% of our total revenues in the quarter ended September 30, 2001. We did not receive certain payments from MLBAM that were due to us during the three months ended September 30, 2001 and therefore we determined that we were unable to recognize the related revenues for these outstanding payments until the payments were received. We did receive a significant payment from MLBAM for certain invoices subsequent to September 30, 2001. However, even after considering this payment, we still have a significant amount of unpaid invoices with MLBAM (none of which relate to any revenues recognized through September 30, 2001). We will recognize these unpaid invoices as revenues in the period in which we receive payment from MLBAM, if ever.

   Other revenues increased to $151,000 and $212,000 for the three and six months ended September 30, 2001, respectively, from $4,000 and $23,000 for the three and six months ended September 30, 2000, increases of $147,000 and $189,000, respectively. These increases were attributable to the level of engineering services performed pursuant to federal government research contracts.

   Total Cost of Revenues. Total cost of revenues increased to $2,674,000, or 56% of total revenues, for the three months ended September 30, 2001 from $1,969,000, or 76% of total revenues, for the three months ended September 30, 2000. Total cost of revenues increased to $5,417,000, or 62% of total revenues, for the six months ended September 30, 2001 from $3,653,000, or 81% of total revenues, for the six months ended September 30, 2000. These increases in absolute dollars were primarily a result of increases in the cost of service revenues, particularly the cost of our application services in order to support the expansion of our application services.

   Cost of license revenues increased to $178,000, or 6% of license revenues, for the three months ended September 30, 2001 from $164,000, or 12% of license revenues, for the three months ended September 30, 2000. For the six months ended September 30, 2001, cost of license revenues increased to $332,000, or 7% of license revenues, from $312,000, or 13% of license revenues, during the same period in the prior year. These increases in absolute dollars were due to an increase in revenues from the volume of our products that are subject to unit-based, rather than fixed, license royalty obligations during the three and six months ended September 30, 2001. However, the decrease in cost of license revenues as a percentage of license revenues during the three and six month periods ended September 30, 2001 is attributable to certain non-unit-based technology license royalty obligations that remained constant during the three and six month periods ended September 30, 2001 and 2000, thereby creating greater economies of scale as our license revenues increased in comparison to these fixed royalty costs.

   Cost of service revenues increased to $2,405,000, or 145% of service revenues, for the three months ended September 30, 2001 from $1,781,000, or 148% of service revenues, for the three months ended September 30, 2000. For the six months ended September 30, 2001, cost of service revenues were $4,937,000, or 133% of service revenues, versus $3,262,000, or 161% of service revenues, for the six months ended September 30, 2000. The majority of these increases in absolute dollars were due to expenditures for the expansion of our application services, in particular to support our largest application services customer MLBAM during the six months ended September 30, 2001. We expect the cost of service revenues to increase moderately and margins on our service revenues could remain negative for the foreseeable future as we attempt to expand our application services and worldwide support revenues.

   Cost of other revenues increased to $91,000 and $148,000, or 60% and 70% of other revenues, for the three and six months ended September 30, 2001 from $24,000 and $79,000, or 600% and 343% of other revenues, for the three and six months ended September 30, 2000. These increases in absolute dollars were primarily due to a greater number of man-hours spent on engineering services for a government agency. The decreases in cost of other revenues as a percentage of other revenues are a result of economies of scale as greater revenues in the three months and six months ended September 30, 2001 were spread over certain fixed costs that remained constant during the three and six months ended September 30, 2001 and 2000.

   Research and Development Expenses. Research and development expenses consist primarily of personnel and related costs for our development efforts. Research and development expenses increased in absolute dollars to $2,344,000, or 50% of total revenues, for the three months ended September 30, 2001 from $2,231,000, or 87% of total revenues, for the three months ended September 30, 2000. For the six months ended September 30, 2001, research and development expenses were $4,817,000, or 55% of total revenues, versus $4,264,000, or 95% of total revenues, for the six months ended September 30, 2000. These increases in absolute dollars were a result of higher development costs as additional products and product versions were introduced. We expect research and development expenses to increase moderately in absolute dollars for the foreseeable future as we believe that significant product development expenditures are essential for us to maintain and enhance our market position. To date, we have not capitalized any software development costs as they have been insignificant.

   Sales and Marketing Expenses. Sales and marketing expenses consist of personnel and related costs for our direct sales force, pre-sales support and marketing staff, and marketing programs including trade shows and advertising. Sales and marketing expenses increased in absolute dollars to $4,423,000, or 93% of total revenues, for the three months ended September 30, 2001 from $4,255,000, or 165% of total revenues, for the three months ended September 30, 2000. For the six months ended September 30, 2001, sales and marketing expenses increased in absolute dollars to $8,862,000, or 101% of total revenues, from $8,238,000, or 183% of total revenues, for the six months ended September 30, 2000. These increases were due to growth in our sales and marketing personnel and increased expenses incurred in connection with trade shows and additional marketing programs. We expect sales and marketing expenses to increase moderately for the foreseeable future as we hire additional sales and marketing personnel, increase spending on marketing programs, and expand our operations in North America and internationally.

   General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, and costs of our external audit firm and our outside legal counsel. General and administrative expenses increased in absolute dollars to $1,330,000, or 28% of total revenues, for the three months ended September 30, 2001 from $1,302,000, or 51% of total revenues, for the three months ended September 30, 2000. General and administrative expenses increased in absolute dollars to $2,662,000, or 31% of total revenues, for the six months ended September 30, 2001 from $2,544,000, or 56% of total revenues, for the six months ended September 30, 2000. These increases were due to increased personnel costs and higher external legal and audit costs. We expect general and administrative expenses to increase moderately for the foreseeable future as we incur additional professional services costs, such as legal and audit costs, to support our growth as a public company.

   Stock-Based Compensation Expense. Stock based compensation expense represents the amortization of deferred compensation (calculated as the difference between the exercise price of stock options granted to our employees and the then deemed fair value of our common stock) for stock options granted to our employees. We recognized stock-based compensation expense of $756,000 and $856,000 for the three months ended September 30, 2001 and 2000, respectively. For the six months ended September 30, 2001, we recognized stock-based compensation expense of $1,538,000 as compared to $1,692,000 for the six months ended September 30, 2000.

   Interest and Other Income, Net. Interest and other income, net, includes interest income from cash, cash equivalents and short-term investments, offset primarily by interest on capital leases and bank debt. Interest and other income, net, decreased to $412,000 and $980,000 for the three and six months ended September 30, 2001, respectively, from $927,000 and $1,039,000 for the three and six months ended September 30, 2000. These decreases were a result of lower interest rates and lower average cash balances.

   Provision for Income Taxes. We have not recorded a provision for federal and state or foreign income taxes for the three and six months ended September 30, 2001 or 2000 because we have experienced net losses since inception, which have resulted in deferred tax assets. We have recorded a valuation allowance against all deferred tax assets as a result of uncertainties regarding the realization of the balances through future taxable profits.

LIQUIDITY AND CAPITAL RESOURCES

   As of September 30, 2001, we had cash, cash equivalents and short-term investments of $37,109,000, a decrease of $11,022,000 from March 31, 2001 and our working capital, defined as current assets less current liabilities, was $31,156,000, a decrease of $9,432,000 in working capital from March 31, 2001. The decrease in our working capital is primarily attributable to cash used in operating activities.

   Our operating activities resulted in net cash outflows of $11,195,000 and $7,965,000 for the six months ended September 30, 2001 and 2000, respectively. The cash used in these periods was primarily attributable to net losses of $13,580,000 and $14,842,000 in the six months ended September 30, 2001 and 2000, respectively.

   Investing activities resulted in net cash outflows of $4,267,000 and $8,046,000 for the six months ended September 30, 2001 and 2000, respectively. These outflows were primarily for the purchase of short-term investments during the six months ended September 30, 2001 and for the purchases of computer hardware and software and furniture and fixtures and short-term investments for the six months ended September 30, 2000. We expect that we will continue to use cash resources for capital expenditure purposes for the foreseeable future as we expand our operations and replace older equipment with newer models.

   Financing activities provided net cash inflows of $482,000 and $60,703,000 during the six months ended September 30, 2001 and 2000, respectively. These inflows were primarily from the proceeds from our employee stock purchase plan during the six months ended September 30, 2001 and from sales of our preferred and common stock (including our initial public offering in fiscal 2001) for six months ended September 30, 2000.

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

   We incorporated in April 1994 and to date we have generated only limited revenues. We introduced our first video software products in December 1997, our application services in May 1999 and our professional services in March 2001. Because we have a limited operating history with our video software products, application services and professional services and because our revenue sources may continue to shift as our business develops, you must consider the risks and difficulties that we may encounter when making your investment decision. These risks include our ability to:

     o    expand our customer base;

     o    increase penetration into key customer accounts;

     o    maintain our pricing structure;

     o    develop new products and services; and

     o adapt our products and services to meet changes in the Internet video infrastructure marketplace.

   If we do not successfully address these risks, our business will be seriously harmed.

OUR BUSINESS MODEL IS UNPROVEN AND MAY FAIL.

   We do not know whether our business model and strategy will be successful. Our business model is based on the premise that content providers will use our licensed products and application and professional services to catalog, manage, and distribute their video content over the Internet and intranets. Our potential customers may elect to rely on their internal resources or on lower priced products and services that do not offer the full range of functionality offered by our products and services. If the assumptions underlying our business model are not valid or if we are unable to implement our business plan, our business will suffer.

WE HAVE NOT BEEN PROFITABLE AND IF WE DO NOT ACHIEVE PROFITABILITY, OUR BUSINESS MAY FAIL.

    We have experienced operating losses in each quarterly and annual period since we were formed and we expect to incur significant losses in the future. As of September 30, 2001, we had an accumulated deficit of $74,754,000. We expect to continue to incur increasing research and development, sales and marketing and general and administrative expenses. Accordingly, our failure to increase our revenues significantly or improve our gross margins will harm our business. In addition, our cash, cash equivalent and short-term investment resources (collectively, "cash resources") totaled $37,109,000 as of September 30, 2001 and we used $11,195,000 in our operating activities during the six months ended September 30, 2001. We anticipate that our operating activities will use additional cash resources for at least the next 12 months. This may leave us with a deteriorated cash position in comparison to our cash position as of September 30, 2001 and this may affect our ability to transact future strategic operating and investing activities in a timely manner, which may harm our business and cause our stock price to fall. Even if we should achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, if our gross margins do not improve, or if our operating expenses exceed our expectations, our operating results will suffer and our stock price may fall.

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

   Our quarterly revenues depend on a number of factors, many of which are beyond our control and which makes it difficult for us to predict our revenues going forward. Our operating expenses may increase and if our revenues and gross margins do not increase, our business could be seriously harmed. Our operating expenses may increase from expanding our sales and marketing operations, funding greater levels of research and development, expanding our application and professional services and developing our internal organization. Many of these expenditures are planned or committed in advance in anticipation of future revenues, and if our revenues in a particular quarter are lower than we anticipate, we may be unable to reduce spending in that quarter. As a result, any shortfall in revenues or a failure to improve gross margins would likely hurt our quarterly operating results.

OUR REVENUES MAY BE HARMED IF GENERAL ECONOMIC CONDITIONS CONTINUE TO WORSEN.

   Our revenues are dependent on the health of the economy and the growth of our customers and potential future customers. If the economy remains stagnant, our customers may continue to delay or reduce their spending on our software and service solutions. When economic conditions weaken, sales cycles for sales of software products and related services tend to lengthen and companies' information technology budgets tend to be reduced. If that continues to happen, our revenues could suffer and our stock price may decline. Further, if U.S. or global economic conditions worsen, we may experience a material adverse impact on our business, operating results, and financial condition.

OUR SERVICE REVENUES HAVE A SUBSTANTIALLY LOWER MARGIN THAN OUR LICENSE REVENUES, AND AN INCREASE IN SERVICE REVENUES RELATIVE TO LICENSE REVENUES COULD HARM OUR GROSS MARGINS.

   Our service revenues, which includes fees for our application services as well as professional services such as consulting, implementation, maintenance and training, were 43% of our total revenues for the six months ended September 30, 2001 and 45% of our total revenues for the six months ended September 30, 2000. Our service revenues have substantially lower gross margins than our license revenues. Our cost of service revenues for the six months ended September 30, 2001 and 2000 were 133% and 161%, respectively, of our service revenues. An increase in the percentage of total revenues represented by service revenues could adversely affect our overall gross margins.

   Service revenues as a percentage of total revenues and cost of service revenues as a percentage of total revenues have varied significantly from quarter to quarter due to our relatively early stage of development. Historically, the relative amount of service revenues as compared to license revenues has varied based on customer demand for our application services revenues. However, we anticipate an increase in the percentage of license customers requesting professional services as a result of our introduction of professional services in the fourth quarter of fiscal 2001, which will also impact the relative amount of service revenues as compared to license revenues. We expect that the amount and profitability of our professional services will depend in large part on:

     o    the software solution that has been licensed;

     o    the complexity of the customers' information technology environments;

     o    the resources directed by customers to their implementation projects;

     o    the size and complexity of customer implementations; and

     o the extent to which outside consulting organizations provide services directly to customers.

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

   Our sales contracts are typically based upon standard agreements that meet our revenue recognition policies. However, our future sales may include site licenses, consulting services or other transactions with customers who may negotiate special terms and conditions that are not part of our standard sales contracts. In addition, customers may delay payments to us, which may require us to account for those customers' revenues on a cash basis, rather than accrual basis, of accounting. If these special terms and conditions cause sales under these contracts to not qualify under our revenue recognition policies, we would defer revenues to future periods, which may hurt our reported operating results and cause our stock price to fall.

   For example, although the Company's mix of license and service revenues generally varies from quarter to quarter based upon the timing of license shipments and other factors, our service revenues decrease during the three months ended September 30, 2001 is primarily attributable to significantly reduced revenues from Major League Baseball Advanced Media L.P. ("MLBAM"), which accounted for approximately 16% of our total revenues in the quarter ended June 30, 2001 and less than 5% of our total revenues in the quarter ended September 30, 2001 (less than 10% of our total revenues during the six months ended September 30, 2001). We did not receive certain payments from MLBAM that were due to us during the three months ended September 30, 2001 and we determined that we were unable to recognize the related revenues for these outstanding payments until the period in which the payments were received. We received a significant payment from MLBAM for certain invoices subsequent to September 30, 2001. However, even after considering this payment, we still have a significant amount of unpaid invoices with MLBAM (none of which relate to any revenues recognized through September 30, 2001). We will recognize these unpaid invoices as revenues in the period in which we receive payment from MLBAM, if ever.

THE LENGTH OF OUR SALES AND DEPLOYMENT CYCLE IS UNCERTAIN, WHICH MAY CAUSE OUR REVENUES AND OPERATING RESULTS TO VARY SIGNIFICANTLY FROM QUARTER TO QUARTER.

   During our sales cycle, we spend considerable time and expense providing information to prospective customers about the use and benefits of our products and services without generating corresponding revenues. Our expense levels are relatively fixed in the short-term and based in part on our expectations of future revenues. Therefore, any delay in our sales cycle could cause significant variations in our operating results, particularly because a relatively small number of customer orders represent a large portion of our revenues.

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

IF WE FAIL TO INCREASE THE SIZE OF OUR CUSTOMER BASE OR INCREASE OUR REVENUES WITH OUR EXISTING CUSTOMERS, OUR BUSINESS WILL SUFFER.

   Increasing the size of our customer base and increasing the revenues we generate from our customer base are critical to the success of our business. To expand our customer base and the revenues we generate from our customers, we must:

     o generate additional revenues from different organizations within our customers;

     o conduct effective marketing and sales programs to acquire new customers; and

     o establish and maintain distribution relationships with value added resellers and system integrators.

   Our failure to achieve one or more of these objectives will hurt our business.

THE PRICES WE CHARGE FOR OUR PRODUCTS AND SERVICES MAY DECREASE, WHICH WOULD REDUCE OUR REVENUES AND HARM OUR BUSINESS.

   The prices we charge for our products and services may decrease as a result of competitive pricing pressures, promotional programs and customers who negotiate price reductions. For example, some of our competitors have provided their services without charge in order to gain market share or new customers and key accounts. The prices at which we sell and license our products and services to our customers depend on many factors, including:

     o    purchase volumes;

     o    competitive pricing;

     o    the specific requirements of the order;

     o    the duration of the licensing arrangement; and

     o    the level of sales and service support.

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

   Historically, a limited number of customers has accounted for a significant portion of our revenues. For example, our two largest customers (one is a reseller of our software products) accounted for 20% of our total revenues for the six months ended September 30, 2001. One of these large customers has an application services contract that expires within our current fiscal year ending March 31, 2002 with no obligation to renew. If we were to lose this customer or one of our other large customers or if this customer or any other large customer were to delay or default on obligations under their contracts with us, our operating results could be significantly harmed.

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

   Our application services business is dependent upon providing our customers with fast, efficient and reliable services. To meet our customers' requirements, we must protect our network against damage from, among other things:

     o    human error;

     o    physical or electronic security breaches;

     o    computer viruses;

     o    fire, earthquake, flood and other natural disasters;

     o    power loss;

     o    telecommunications failure; and

     o    sabotage and vandalism.

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

POWER OUTAGES IN CALIFORNIA COULD ADVERSELY AFFECT US.

   We have significant operations in the state of California and are dependent on a continuous power supply. California's energy crisis could substantially disrupt our operations and increase our expenses. California has in the past implemented, and may in the future continue to implement, rolling blackouts throughout the state. Although state lawmakers are working to minimize the impact, if blackouts interrupt our power supply, we may be temporarily unable to continue operations at our California facilities. Any such interruption in our ability to continue operation at our facilities could delay the development of our products and services and disrupt communications with our customers or other third parties on which we rely, such as web hosting service providers. Future interruptions could damage our reputation and could result in lost revenue, either of which could substantially harm our business and results of operations. Furthermore, there have been shortages in wholesale electricity supplies and this has in the past caused power prices to increase. If energy prices should increase again in the future, our operating expenses will likely increase which could have a negative effect on our operating results, which in turn may cause our stock price to fall.

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

   The development of new or enhanced products and services is a complex and uncertain process that requires the accurate anticipation of technological and market trends. We may experience design, manufacturing, marketing and other technological difficulties that could delay our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements. You should additionally be aware that:

     o our technology or systems may become obsolete upon the introduction of alternative technologies, such as products that better manage and search video content;

     o we could incur substantial costs if we need to modify our products and services to respond to these alternative technologies;

     o we may not have sufficient resources to develop or acquire new technologies or to introduce new products or services capable of competing with future technologies; and

     o when introducing new or enhanced products or services, we may be unable to manage effectively the transition from older products and services and ensure that we can deliver products and services to meet anticipated customer demand.

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

THE CURRENT WORLDWIDE SOCIO-POLITICAL ENVIRONMENT IS UNSTABLE AND SHOULD A MAJOR CATASTROPHE OCCUR, OUR BUSINESS MAY BE HARMED.

   The worldwide socio-political environment has changed dramatically since September 11, 2001. Our customers, potential customers and vendors are located worldwide and generally within major international metropolitan areas. For example, we have a number of customers located in and around New York City and their operations have been disrupted in many cases by the events of September
11. Should a major catastrophe occur within the vicinity of any of our customers' and/or potential customers' and/or vendors' operations, our operations may be adversely impacted and our business may be harmed.

   In addition, the significant majority of our operations are conducted at offices within a 60-mile radius of the major metropolitan cities of San Francisco, New York City, Boston, London and Munich. We conduct our business in leased space that is shared with other tenants and that contain ventilation systems and postal operations. Our business also requires that certain personnel, including our officers, travel in order to perform their jobs appropriately. Should a major catastrophe occur nationally, internationally or in specific cities where we conduct our operations our business could be harmed. In addition, should a catastrophe occur related to any of our employees, our business may be harmed.

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

   During the six months ended September 30, 2001, we were able to sublease our excess capacity at our facilities and received rental payments from these tenants. These sublease agreements will expire during our current fiscal year ended March 31, 2002, and we may not be successful in renewing our arrangements with our current sublease tenants or finding new sublease tenants. If this should occur, we would be required to record a one-time charge at the end of the sublease agreement for a portion of the rental payments that we owe to our landlord relating to any excess capacity that exists at our facilities. Such a charge will harm our operating results and may cause our stock price to fall.

IF DEMAND FOR OUR APPLICATION SERVICES DECREASES, WE MAY NOT BE ABLE TO FULLY UTILIZE OUR CAPACITY AND THIS MAY CAUSE US TO INCUR LARGE, ONE-TIME CHARGES FOR EXCESS CAPACITY.

   Our application services use significant capital equipment resources that have been purchased to support our current customer requirements. Our application services are new and unproven and revenues and related expenses are difficult to forecast. Customers typically engage in contracts for our application services for a period of six to twelve months and while some customers renew their contracts, none have any obligation to do so. For example, MLBAM accounted for greater than 5% of our revenues for the six months ended September 30, 2001 has a contract that expires within our current fiscal year ending March 31, 2002 with no obligation to renew. If we were to lose this customer or other customers for our application services, we may have excess capacity and be required to record a one-time charge for excess capital equipment.

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

OTHERS MAY BRING INFRINGEMENT OR OTHER CLAIMS AGAINST US WHICH COULD BE TIME CONSUMING AND EXPENSIVE FOR US TO DEFEND.

   Other companies, including our competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to conduct our business. These companies could assert, and it may be found, that our technologies infringe their proprietary rights. We could incur substantial costs to defend any litigation, and intellectual property litigation could force us to do one or more of the following:

     o cease using key aspects of our technology that incorporate the challenged intellectual property;

     o obtain a license from the holder of the infringed intellectual property right; and

     o    redesign some or all of our products.

   From time to time, we have received notices claiming that our technology infringes patents held by third parties. In the event any such a claim is successful and we are unable to license the infringed technology on commercially reasonable terms, our business and operating results would be significantly harmed.

   In addition, from time to time, we may become involved in litigation claims arising from our ordinary course of business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us. However, we could incur substantial costs to defend any litigation, which could harm our operations.

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

AS WE EXPAND OUR OPERATIONS INTERNATIONALLY, WE WILL FACE SIGNIFICANT RISKS IN DOING BUSINESS IN FOREIGN COUNTRIES.

   As we expand our operations internationally, we will be subject to a number of risks associated with international business activities, including:

     o costs of customizing our products and services for foreign countries, including localization, translation and conversion to international and other foreign technology standards;

     o compliance with multiple, conflicting and changing governmental laws and regulations, including changes in regulatory requirements that may limit our ability to sell our products and services in particular countries;

     o import and export restrictions, tariffs and greater difficulty in collecting accounts receivable; and

     o foreign currency-related risks if a significant portion of our revenues become denominated in foreign currencies.

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

    Because the anticipated growth of our business depends in part on broadband transmission infrastructure, we are subject to a number of risks, including:

     o    changes in content delivery methods and protocols;

     o the need for continued development by our customers of compelling content that takes advantage of broadband access and helps drive market acceptance of our products and services;

     o the emergence of new competitors, including traditional broadcast and cable television companies, which have significant control over access to content, substantial resources and established relationships with media providers;

     o the development of relationships by our competitors with companies that have significant access to or control over the broadband transmission technology or content; and

     o the need to establish new relationships with non-PC based providers of broadband access, such as providers of television set-top boxes and cable television.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures as set forth in our Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission have not changed significantly.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

   On August 22, 2001 and September 18, 2001, we and certain of our officers were named as defendants in purported securities class-action lawsuits filed in the United States District Court for the Southern District of New York (the "Actions"). The first of the Actions is captioned Chin vs. Virage, Inc., et. al. and the second is captioned Bartula vs. Virage, Inc., et. al. The Court has since consolidated the Actions, appointed a lead plaintiff and approved lead plaintiffs' selection of lead counsel. Lead plaintiff has filed a consolidated complaint ("Complaint") with the Court. The Complaint alleges claims against us, certain of our officers, and/or Credit Suisse First Boston ("CSFB"), as lead underwriter and certain other underwriters (collectively, "the underwriters") associated with our July 5, 2000 initial public offering, under Sections 11 and 15 of the Securities Act of 1933, as amended. The Complaint also alleges claims solely against the underwriters under Section 12(2) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, as amended. We believe that the claims against us and certain of our officers are without legal merit and intend to defend them vigorously. Subsequently, all pending cases against all underwriters and issuers were reassigned to Honorable Judge Shira Scheindlin, U.S. District Court Judge, United States District Court for the Southern District of New York. The time for defendants to move to dismiss the Complaint is presently adjourned pending further instruction from Judge Scheindlin.

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

Item 3. Defaults Upon Senior Securities

   None.

Item 4. Submission of Matters to a Vote of Security Holders

        We held our Annual Meeting of Stockholders on September 5, 2001. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against and the number of abstentions with respect to each matter. Each director proposed by us was elected and the stockholders also approved the management proposal we proposed.

        (a) The stockholders reelected the nominees for our Board of Directors:

          Director                  Shares voted for              Shares withheld
          --------                  ----------------              ---------------
          Paul G. Lego                 12,356,019                     405,302
          Alar E. Arras                12,732,623                      28,698
          Ronald E.F. Codd             12,732,623                      28,698

        (b) The stockholders approved the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending March 31, 2002:

               Shares voted for:            12,730,640
               Shares voted against:            16,664
               Shares abstaining:               14,017


Item 5. Other Information

   None.

Item 6. Exhibits and Report on Form 8-K.

       (b) Reports on Form 8-K

               None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            VIRAGE, INC.

Date: November 9, 2001                      By: /s/ Alfred J. Castino
                                                ------------------------------
                                                Alfred J. Castino
                                                Vice President, Finance and
                                                Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Financial Officer)