Form 10-Q
period 2001-12-31
VIRAGE INC
filed 2002-02-07
CIK 1101147

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

                                  -------------

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER: 0-30903

                                  -------------
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

                                  -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

        The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 20,625,401 as of January 31, 2002.

                   ------------------------------------------
                   ------------------------------------------

                                  VIRAGE, INC.

                                      INDEX

                                                                                        PAGE
                                                                                        ----
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

   Condensed Consolidated Balance Sheets -- December 31, 2001 and
              March 31, 2001 .........................................................    3

   Condensed Consolidated Statements of Operations -- Three and Nine Months Ended
              December 31, 2001 and 2000 .............................................    4

   Condensed Consolidated Statements of Cash Flows --Nine Months Ended
              December 31, 2001 and 2000 .............................................    5

   Notes to Condensed Consolidated Financial Statements ..............................    6

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations ................................................   15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..................   34


PART II: OTHER INFORMATION

Item 1. Legal Proceedings ............................................................   35

Item 2. Changes in Securities and Use of Proceeds ....................................   35

Item 3. Defaults Upon Senior Securities ..............................................   36

Item 4. Submission of Matters to a Vote of Security Holders ..........................   36

Item 5. Other Information ............................................................   36

Item 6. Exhibits and Reports on Form 8-K .............................................   36

Signature ............................................................................   37

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  VIRAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                       DECEMBER 31,  MARCH 31,
                                                          2001          2001
                                                       ------------  ---------
                     ASSETS
Current assets:
  Cash and cash equivalents .........................      $6,988      $19,680
  Short-term investments ............................      28,122       28,451
  Accounts receivable, net ..........................       2,361        2,331
  Prepaid expenses and other current assets .........         478          515
                                                        ---------    ---------
      Total current assets ..........................      37,949       50,977

Property and equipment, net .........................       4,567        6,692
Other assets ........................................       2,511        2,537
                                                        ---------    ---------
      Total assets ..................................     $45,027      $60,206
                                                        =========    =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..................................        $986       $1,153
  Accrued payroll and related expenses ..............       2,907        3,279
  Accrued expenses ..................................       3,011        3,003
  Deferred revenue ..................................       2,738        2,954
                                                        ---------    ---------
      Total current liabilities .....................       9,642       10,389

Deferred rent .......................................         256          111

Commitments and contingencies

Stockholders' equity:
  Preferred stock ...................................          --           --
  Common stock ......................................          21           20
  Additional paid-in capital ........................     121,494      120,707
  Deferred compensation .............................      (6,428)      (9,847)
  Accumulated deficit ...............................     (79,958)     (61,174)
                                                        ---------    ---------
      Total stockholders' equity ....................      35,129       49,706
                                                        ---------    ---------
      Total liabilities and stockholders' equity ....     $45,027      $60,206
                                                        =========    =========

                            See accompanying notes.

                                  VIRAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                 DECEMBER 31,            DECEMBER 31,
                                              -------------------    --------------------
                                               2001         2000       2001        2000
                                              -------     -------    --------    --------
Revenues:
  License revenues .......................     $1,478      $1,709      $6,292      $4,175
  Service revenues .......................      3,290       1,494       7,000       3,515
  Other revenues .........................         20          65         232          88
                                              -------     -------    --------    --------
    Total revenues .......................      4,788       3,268      13,524       7,778
Cost of revenues:
  License revenues .......................        202         186         534         498
  Service revenues(1) ....................      2,122       1,989       7,059       5,251
  Other revenues .........................          5          60         153         139
                                              -------     -------    --------    --------
    Total cost of revenues ...............      2,329       2,235       7,746       5,888
                                              -------     -------    --------    --------
Gross profit .............................      2,459       1,033       5,778       1,890
Operating
expenses:
  Research and development(2) ............      2,117       2,284       6,934       6,548
  Sales and marketing(3) .................      3,858       4,504      12,720      12,742
  General and administrative(4) ..........      1,284       1,403       3,946       3,947
  Stock-based compensation ...............        719         817       2,257       2,509
                                              -------     -------    --------    --------
    Total operating expenses .............      7,978       9,008      25,857      25,746
                                              -------     -------    --------    --------
Loss from operations .....................     (5,519)     (7,975)    (20,079)    (23,856)
Interest and other income, net ...........        315         971       1,295       2,010
                                              -------     -------    --------    --------
Net loss .................................    $(5,204)    $(7,004)   $(18,784)   $(21,846)
                                              =======     =======    ========    ========

Basic and diluted net loss per share .....     $(0.26)     $(0.35)     $(0.93)     $(1.57)
                                              =======     =======    ========    ========

Shares used in computation of basic
and diluted net loss per share ...........     20,366      19,802      20,249      13,893
                                              =======     =======    ========    ========


(1) Excluding $56 and $199 in amortization of deferred stock-based compensation for the three and nine months ended December 31, 2001, respectively ($75 and $227 for the three and nine months ended December 31, 2000, respectively).

(2) Excluding $102 and $321 in amortization of deferred stock-based compensation for the three and nine months ended December 31, 2001, respectively ($142 and $416 the three and nine months ended December 31, 2000, respectively).

(3) Excluding $211 and $670 in amortization of deferred stock-based compensation for the three and nine months ended December 31, 2001, respectively ($241 and $751 for the three and nine months ended December 31, 2000, respectively).

(4) Excluding $350 and $1,067 in amortization of deferred stock-based compensation for the three and nine months ended December 31, 2001, respectively ($359 and $1,115 for the three and nine months ended December 31, 2000, respectively).

                             See accompanying notes.

                                  VIRAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                           DECEMBER 31,
                                                                      -----------------------
                                                                        2001           2000
                                                                      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................................      $(18,784)      $(21,846)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization ................................         2,223          1,328
  Loss on disposal of assets ...................................           263             --
  Amortization of deferred compensation related to
    stock options ..............................................         2,781          3,173
  Amortization of deferred advertising costs and
     technology right ..........................................            26            612
  Amortization of warrant fair values ..........................           657             --
  Changes in operating assets and liabilities:
    Accounts receivable ........................................           (30)          (268)
    Prepaid expenses and other current assets ..................            37             41
    Other assets ...............................................            --             13
    Accounts payable ...........................................          (167)          (121)
    Accrued payroll and related expenses .......................          (372)         1,713
    Accrued expenses ...........................................             8          1,409
    Deferred revenue ...........................................          (216)         1,197
    Deferred rent ..............................................           145             55
                                                                      --------       --------
Net cash used in operating activities ..........................       (13,429)       (12,694)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment .............................          (361)        (4,462)
Purchase of short-term investments .............................       (53,508)       (39,283)
Sales and maturities of short-term investments .................        53,837          4,635
                                                                      --------       --------
Net cash used in investing activities ..........................           (32)       (39,110)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank line of credit ..............................            --            806
Principal payments on loans and capital leases .................            --         (1,047)
Proceeds from exercise of stock options, net of repurchases ....             3            506
Proceeds from employee stock purchase plan .....................           766            497
Proceeds from issuance of common stock, net of
  offering costs ...............................................            --         58,288
Proceeds from exercise of warrants to purchase
  preferred and common stock ...................................            --          2,125
                                                                      --------       --------
Net cash provided by financing activities ......................           769         61,175
                                                                      --------       --------
Net increase (decrease) in cash and cash equivalents ...........       (12,692)         9,371
Cash and cash equivalents at beginning of period ...............        19,680         10,107
                                                                      --------       --------
Cash and cash equivalents at end of period .....................      $  6,988        $19,478
                                                                      ========       ========

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING,
INVESTING AND FINANCING ACTIVITIES:
Deferred compensation related to stock options .................      $    123        $    70
Reversal of deferred compensation upon employee
  termination ..................................................      $    761        $   622
Conversion of prepaid offering costs to equity at IPO ..........      $     --        $   812
Conversion of redeemable preferred stock to equity at IPO ......      $     --        $36,995


                             See accompanying notes.

                                  VIRAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

                                   (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial statements at December 31, 2001 and for the three and nine month periods ended December 31, 2001 and 2000 have been included.

        The condensed consolidated financial statements include the accounts of Virage, Inc. (the "Company") and its majority owned subsidiaries, Virage Europe, Ltd. and Virage GmbH. All significant intercompany balances and transactions have been eliminated in consolidation.

        Results for the three and nine months ended December 31, 2001 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K, dated June 20, 2001 as filed with the United States Securities and Exchange Commission. The accompanying balance sheet at March 31, 2001 is derived from the Company's audited consolidated financial statements at that date.

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

        The Company's revenue recognition policy is in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition", as amended by Statement of Position No. 98-4, "Deferral of the Effective Date of SOP 97-2, "Software Revenue Recognition"" ("SOP 98-4"), and Statement of Position No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions" ("SOP 98-9"). For each arrangement, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met. The Company considers all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If collectibility is not considered probable, revenue is recognized when the fee is collected. No customer has the right of return.

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

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001

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

        Other revenues. Other revenues consist primarily of U.S. government agency research grants that are best effort arrangements. The software-development arrangements are within the scope of the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 68, "Research and Development Arrangements." As the financial risks associated with the software-development arrangement rests solely with the U.S. government agency, the Company is recognizing revenues as the services are performed. The cost of these services are included in cost of other revenues. The Company's contractual obligation is to provide the required level of effort (hours), technical reports, and funds and man-hour expenditure reports.

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001

                                   (UNAUDITED)

Use of Estimates

        The preparation of the accompanying unaudited condensed consolidated financial statements requires management to make estimates and assumptions that effect the amounts reported in these financial statements. Actual results could differ from those estimates.

Cash Equivalents and Short-Term Investments

        The Company invests its excess cash in money market accounts and debt instruments and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with an original maturity at the time of purchase of over three months are classified as short-term investments regardless of maturity date, as all such instruments are classified as available-for-sale and can be readily liquidated to meet current operational needs. At December 31, 2001, all of the Company's total cash equivalents and short-term investments were classified as available-for-sale and consisted of obligations issued by U.S. government agencies and multinational corporations, maturing within one year.

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

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001

                                   (UNAUDITED)

        The following table presents the computation of basic and diluted net loss per share (in thousands, except per share data):

                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      DECEMBER 31,                   DECEMBER 31,
                                                 -----------------------       -----------------------
                                                   2001           2000           2001           2000
                                                 --------       --------       --------       --------
Net loss ..................................       $(5,204)       $(7,004)      $(18,784)      $(21,846)
                                                 ========       ========       ========       ========
Weighted-average shares of common
  stock outstanding .......................        20,474         20,147         20,400         14,307
Less weighted-average shares of
  common stock subject to repurchase ......          (108)          (345)          (151)          (414)
                                                 --------       --------       --------       --------
Weighted-average shares used in
  computation of basic and diluted net
  loss per share ..........................        20,366         19,802         20,249         13,893
                                                 ========       ========       ========       ========
Basic and diluted net loss per share ......        $(0.26)        $(0.35)        $(0.93)        $(1.57)
                                                 ========       ========       ========       ========


Impact of Recently Issued Accounting Standards

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations ("FAS 141")." FAS 141 requires use of the purchase method for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling method. FAS 141 also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill. Under the new criteria, an acquired intangible asset would not be recognized separately from goodwill unless either control over the future economic benefits results from contractual or legal rights or the asset is capable of being separated or divided and sold, transferred, licensed, rented, or exchanged. The Company currently believes that FAS 141 will not have a material impact on its financial position or its results of operations or cash flows as the Company has not participated in any business combinations through December 31, 2001.

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

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001

                                   (UNAUDITED)

2. COMMITMENTS AND CONTINGENCIES

        During the three months ended December 31, 2001, the Company's service revenues increased to $3,290,000 from $1,663,000 for the three months ended September 30, 2001. Although the Company's mix of license and service revenues generally will tend to vary from quarter to quarter based upon the timing of license shipments and other factors, the Company's service revenues increase during the three months ended December 31, 2001 is primarily attributable to significantly increased revenues from Major League Baseball Advanced Media L.P. ("MLBAM"), which accounted for less than 5% of the Company's total revenues in the quarter ended September 30, 2001 and approximately 30% of the Company's total revenues in the quarter ended December 31, 2001 (15% of total revenues during the nine months ended December 31, 2001). The Company did not receive certain payments from MLBAM that were due to the Company during the three months ended September 30, 2001 and therefore the Company determined that it was unable to recognize the related revenues for these outstanding payments until the period in which the payments were received. The Company received significant payments from MLBAM for certain invoices during the three months ended December 31, 2001. However, even after considering these payments, the Company still had unpaid invoices with MLBAM (none of which relate to any revenues recognized through December 31, 2001). The Company will recognize these unpaid invoices as revenues in the period in which the Company receives payment from MLBAM, if ever.

        The Company's application services use significant capital equipment and other infrastructure resources that have been purchased and engaged to support its current customer requirements. The Company's application services are new and unproven and revenues and related expenses are difficult to forecast. Customers typically engage in contracts for the Company's application services for a period of six to twelve months and no customer has any obligation to renew. For example, MLBAM is a large customer that accounted for 15% of the Company's revenues for the nine months ended December 31, 2001 and has a contract that expires within the Company's current fiscal year ending March 31, 2002 with no obligation to renew. During the three and nine months ended December 31, 2001, the Company recorded a $263,000 loss on the disposal of certain assets that can no longer be used as part of its application services offering. In addition, subsequent to December 31, 2001, the Company and MLBAM's application services contract was successfully completed and the contract expires in February 2002. The two parties could not mutually agree on terms with each other for a renewal of this contract and, accordingly, the Company has preliminarily estimated that it will incur a charge for redundant equipment (see
Note 6). Should the Company lose other customers for its application services, the Company may have excess capacity and be required to record additional charges for excess capital equipment and/or other infrastructure costs. The Company's management reviews its capacity requirements and assesses whether any excess capacity exists as part of its on-going financial processes.

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001

                                   (UNAUDITED)

        The Company's principal administrative, research and development, sales, services and marketing activities are conducted on two leased properties in San Mateo, California: the first property consists of 21,000 square feet and expires in May 2002 and the second property consists of 48,000 square feet and expires in September 2006. In addition, the Company leases a property in New York City for services and sales under a lease that expires in March 2005, a property near Boston, Massachusetts where the Company performs research and development under a lease that expires in June 2003 and a property near London, England where the Company performs sales, services, marketing and administrative activities and that expires in February 2002. During the nine months ended December 31, 2001, the Company was able to sublease its excess capacity at its facilities and received rental payments from its tenants. One of the Company's sublease tenants did not renew their sublease agreement and the other sublease tenant's agreement will expire during the Company's current fiscal year ended March 31, 2002. The Company may not be successful in renewing its arrangements with its current sublease tenants or finding new sublease tenants at a price that is equivalent to the Company's cost under its lease obligation. If this should occur and the Company deems that the formerly sublet space cannot be used, the Company would be required to record a charge at the end of the sublease agreement for a portion of the rental payments that the Company owes to its landlord relating to any excess capacity that exists at its facilities. The Company's management reviews its facility requirements and assesses whether any excess capacity exists as part of its on-going financial processes.

        On August 22, 2001 and September 18, 2001, the Company and certain of its officers were named as defendants in purported securities class-action lawsuits filed in the United States District Court for the Southern District of New York (the "Actions"). The first of the Actions is captioned Chin vs. Virage, Inc., et. al. and the second is captioned Bartula vs. Virage, Inc., et. al. The Court has since consolidated the Actions, appointed a lead plaintiff and approved lead plaintiffs' selection of lead counsel. Lead plaintiff has filed a consolidated complaint ("Complaint") with the Court. The Complaint alleges claims against the Company, certain of its officers, and/or Credit Suisse First Boston ("CSFB"), as lead underwriter and certain other underwriters (collectively, the "underwriters") associated with the Company's July 5, 2000 initial public offering, under Sections 11 and 15 of the Securities Act of 1933, as amended. The Complaint also alleges claims solely against the underwriters under Section 12(2) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, as amended. The Company believes that the claims against it and certain of its officers are without legal merit and intends to defend them vigorously. Subsequently, all pending cases against all underwriters and issuers were reassigned to Honorable Judge Shira Scheindlin, U.S. District Court Judge, United States District Court for the Southern District of New York. The time for defendants to move to dismiss the Complaint is presently adjourned pending further instruction from Judge Scheindlin.

        From time to time, the Company may become involved in litigation claims arising from its ordinary course of business. The Company believes that there are no claims or actions pending or threatened against it, the ultimate disposition of which would have a material adverse effect on the Company.

3. STOCKHOLDERS' EQUITY

        In December 2000, the Company entered into a services agreement with MLBAM and issued an immediately exercisable, non-forfeitable warrant to purchase 200,000 shares of common stock at $5.50 per share. The warrant expires in December 2003. The value of the warrant was estimated to be $648,000 and was based upon a Black-Scholes valuation model with the following assumptions: risk free interest rate of 7.0%, no dividend yield, volatility of 90%, expected life of three years, exercise price of $5.50 and fair value of $5.38. The non-cash amortization of the warrant's value is being recorded against service revenues as revenues from services are recognized over the one-year services agreement. During the three and nine months ended December 31, 2001, the Company recorded $216,000 and $648,000, respectively, as contra-service revenues representing the pro-rata amortization of the warrant's value for the aforementioned periods.

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001

                                   (UNAUDITED)

4. SEGMENT REPORTING

        The Company has two reportable segments: the sale of software and related software support services including other revenues from U.S. government agencies ("software") and the sale of its application and professional services which includes set-up fees, professional services fees, video processing fees, and application hosting fees ("application and professional services"). The Company's Chief Operating Decision Maker ("CODM") is the Company's Chief Executive Officer who evaluates performance and allocates resources based upon total revenues and gross profit (loss). Discreet financial information for each segment's profit and loss and each segment's total assets is not provided to the Company's CODM, nor is it tracked by the Company.

        Information on the Company's reportable segments for the three and nine months ended December 31, 2001 and 2000 are as follows (in thousands):

                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                  DECEMBER 31,               DECEMBER 31,
                                              -------------------       ---------------------
                                               2001         2000         2001           2000
                                              ------      -------       -------       -------
             SOFTWARE:
             Total revenues .............     $2,158       $2,276        $8,536        $5,397
             Total cost of revenues .....        361          380         1,121           990
                                              ------       ------        ------        ------
             Gross profit ...............     $1,797       $1,896        $7,415        $4,407
                                              ======       ======        ======        ======

             APPLICATION AND
             PROFESSIONAL SERVICES:
             Total revenues .............     $2,630       $  992       $ 4,988       $ 2,381
             Total cost of revenues .....      1,968        1,855         6,625         4,898
                                              ------       ------       -------       -------
             Gross profit (loss) ........     $  662       $ (863)      $(1,637)      $(2,517)
                                              ======       ======       =======       =======

5. INCOME TAXES

        The Company has not recorded a provision for federal and state or foreign income taxes for the three and nine months ended December 31, 2001 or 2000 because the Company has experienced net losses since inception, which have resulted in deferred tax assets. The Company has recorded a valuation allowance against all deferred tax assets as a result of uncertainties regarding the realization of the balances through future taxable profits.

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001

                                   (UNAUDITED)

6. SUBSEQUENT EVENTS

Significant Customer Contract Expiration & Redundant Capital Equipment

        In February 2002, the Company and MLBAM successfully completed their application services contract and the contract expires. The two parties could not mutually agree on terms for a renewal of this contract, and as a result, the Company assessed in February 2002 that it has redundant capital equipment that can no longer be used as part of its current application services operations. The Company is gathering additional information regarding the equipment but preliminarily estimates that it will likely incur a charge related to this redundant equipment of approximately $300,000 to $600,000 during the three months ending March 31, 2002. The Company continues to monitor its application services offering as part of its on-going financial processes and may be required to incur additional charges should its capacity and related costs exceed customer demand for the Company's application services.

Voluntary Stock Option Cancellation and Re-grant Program

        In February 2002, the Company offered a voluntary stock option cancellation and re-grant program to its employees. The plan allows employees with stock options at exercise prices of $5.00 per share and greater to cancel a portion or all of these unexercised stock options effective February 6, 2002, if they so choose, provided that should an employee participate, any option granted to that employee within the six months preceding February 6, 2002 is automatically cancelled. On approximately August 7, 2002, each employee participating will be granted new options equivalent to the number cancelled. The exercise price of the new options will be the fair market price of the Company's common stock as listed on the Nasdaq National Market at the close of business six months and one day after the cancellation of the existing options, anticipated to be on August 7, 2002. The vesting period will remain consistent with the original option grants. Members of the Company's Board of Directors, including the Company's Chairman and Chief Executive Officer, and the Company's Chief Financial Officer, Senior Vice President of Worldwide Sales and employees who are residents of Germany are not eligible for this program.

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001
                                   (UNAUDITED)

        Details regarding options cancelled under the program are as follows:


                               Shares               Weighted Average Exercise Price
                  --------------------------------- -------------------------------
  Exercise Price    Vested     Unvested      Total      Vested   Unvested   Total
----------------- ---------   ---------   ---------     ------   --------   ------
$ 0.00 -- $ 5.38     36,978     210,522     247,500     $ 4.51    $ 3.50    $ 3.65
$ 5.39 -- $ 9.25    393,152     355,348     748,500     $ 7.05    $ 7.16    $ 7.10
$ 9.26 -- $11.88    395,555     705,945   1,101,500     $11.04    $11.06    $11.05
$11.89 -- $18.06    259,556     321,194     580,750     $12.27    $12.34    $12.31
                  ---------   ---------   ---------
$ 0.00 -- $18.06  1,085,241   1,593,009   2,678,250     $ 9.67    $ 9.45    $ 9.54
                  =========   =========   =========     ======    ======    ======


     As a result of these cancellations, the Company was required to expense any deferred compensation related to the cancelled options. Accordingly, the Company will record approximately $2,450,000 as stock-based compensation and $950,000 as sales and marketing expense during the three months ending March 31, 2002.

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

Revenue Recognition

        We enter into arrangements for the sale of licenses of software products and related maintenance contracts, application services and professional services offerings; and also receive revenues under U.S. government agency research grants. Service revenues include revenues from maintenance contracts, application services, and professional services. Other revenues are primarily U.S. government agency research grants.

        Our revenue recognition policy is in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition", as amended by Statement of Position No. 98-4, "Deferral of the Effective Date of SOP 97-2, "Software Revenue Recognition"" ("SOP 98-4"), and Statement of Position No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions" ("SOP 98-9"). For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met. We consider all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If collectibility is not considered probable, revenue is recognized when the fee is collected. No customer has the right of return.

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

        Revenue is recognized on licensed software on a per user or per server basis for a fixed fee when the product master is delivered to the customer. There is no right of return or price protection for sales to domestic and international distributors, system integrators, or value added resellers (collectively, "resellers"). In situations where the reseller has a purchase order or other contractual agreement from the end user that is immediately deliverable, we recognize revenue on shipment to the reseller, if other criteria in SOP 97-2 are met, since we have no risk of concessions. We defer revenue on shipments to resellers if the reseller does not have a purchase order or other contractual agreement from an end user that is immediately deliverable or other criteria in SOP 97-2 are not met. We recognize royalty revenues upon receipt of the quarterly reports from the vendors.

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

        Should professional services be essential to the functionality of the licenses in a license arrangement which contains professional services or should an arrangement not meet the criteria mentioned previously in this paragraph, both the license revenues and professional service revenues are recognized in accordance with the provisions of the AICPA's Statement of Position No. 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts" ("SOP 81-1"). When reliable estimates are available for the costs and efforts necessary to complete the implementation services and the implementation services do not include contractual milestones or other acceptance criteria, we account for the arrangements under the percentage of completion contract method pursuant to SOP 81-1 based upon input measures such as hours or days. When such estimates are not available, the completed contract method is utilized. When an arrangement includes contractual milestones, we recognize revenues as such milestones are achieved provided the milestones are not subject to any additional acceptance criteria.

        Application services. Application services revenues consist primarily of web design and integration fees, video processing fees and application hosting fees. Account set-up, web design and integration fees are recognized ratably over the contract term, which is generally six to twelve months. We generate video processing fees for each hour of video that a customer deploys. Processing fees are recognized as encoding, indexing and editorial services are performed and are based upon hourly rates per hour of video content. Application hosting fees are generated based on the number of video queries processed, subject in some cases to monthly minimums and maximums. We recognize revenues on transaction fees that are subject to monthly minimums based on the greater of actual transaction fees or the monthly minimum, and monthly maximums based on the lesser of actual transaction fees or the monthly maximum, since we have no further obligations, the payment terms are normal and each month is a separate measurement period.

        Professional Services. We provide professional services such as consulting, implementation and training services to our customers. Revenues from such services, when not sold in conjunction with product licenses, are generally recognized as the services are performed.

        Other revenues. Other revenues consist primarily of U.S. government agency research grants that are best effort arrangements. The software-development arrangements are within the scope of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 68, "Research and Development Arrangements." As the financial risks associated with the software-development arrangement rests solely with the U.S. government agency, we recognize revenues as the services are performed. The cost of these services are included in cost of other revenues. The Company's contractual obligation is to provide the required level of effort (hours), technical reports, and funds and man-hour expenditure reports.

RESULTS OF OPERATIONS

        The following table sets forth consolidated financial data for the periods indicated, expressed as a percentage of total revenues.


                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      DECEMBER 31,                 DECEMBER 31,
                                                  ------------------            -------------------
                                                  2001          2000            2001           2000
                                                  ----          ----            ----           ----
Revenues:
  License revenues .....................           31%            52%            46%            54%
  Service revenues .....................           69             46             52             45
  Other revenues .......................           --              2              2              1
                                                -----          -----          -----          -----
    Total revenues .....................          100            100            100            100
Cost of revenues:
  License revenues .....................            4              5              4              6
  Service revenues .....................           45             61             52             68
  Other revenues .......................           --              2              1              2
                                                -----          -----          -----          -----
    Total cost of revenues .............           49             68             57             76
                                                -----          -----          -----          -----
Gross profit ...........................           51             32             43             24
Operating expenses:
  Research and development .............           44             70             51             84
  Sales and marketing ..................           80            138             94            164
  General and administrative ...........           27             43             29             51
  Stock-based compensation .............           15             25             17             32
                                                -----          -----          -----          -----
    Total operating expenses ...........          166            276            191            331
                                                -----          -----          -----          -----
Loss from operations ...................         (115)          (244)          (148)          (307)
Interest and other income, net .........            6             30              9             26
                                                -----          -----          -----          -----
Net loss ...............................         (109)%         (214)%         (139)%         (281)%
                                                =====          =====          =====          =====


THREE AND NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000

        Total Revenues. Total revenues increased 47% to $4,788,000 for the three months ended December 31, 2001 from $3,268,000 for the three months ended December 31, 2000. This increase was due to an increase in service revenues, and was offset by a decrease in license and other revenues. Total revenues increased 74% to $13,524,000 for the nine months ended December 31, 2001 from $7,778,000 for the nine months ended December 31, 2000. This increase was due to increases in license, service and other revenues. International revenues decreased to $799,000, or 17% of total revenues, for the three months ended December 31, 2001 from $1,230,000, or 38% of total revenues, for the three months ended December 31, 2000. International revenues increased in absolute dollars to $3,413,000, or 25% of total revenues, for the nine months ended December 31, 2001 from $2,265,000, or 29% of total revenues, for the nine months ended December 31, 2000. Sales to one customer accounted for 30% of total revenues for the three months ended December 31, 2001 and sales to two customers (one of whom is a reseller of our products) accounted for 15% and 11%, respectively, of total revenues for the nine months ended December 31, 2001. Sales to one customer, a reseller of our products, accounted for 16% of total revenues for the three months ended December 31, 2000 while no customer constituted more than 10% of total revenues for the nine months ended December 31, 2000.

        License revenues decreased to $1,478,000 for the three months ended December 31, 2001 from $1,709,000 for the three months ended December 31, 2000, a decrease of $231,000. This decrease is the result of a lower deal closure rate driven by the impact of weaker global economic conditions, particularly in Europe, for the three months ended December 31, 2001. License revenues increased to $6,292,000 for the nine months ended December 31, 2001 from $4,175,000 for the nine months ended December 31, 2000, an increase of $2,117,000. This increase is primarily due to the introduction of new products and greater product deployments by our new and existing customers driven by the efforts of our domestic and international sales and marketing operations during the first six months of the nine months ended December 31, 2001. Recently, our largest reseller announced that it will divest its business segment in which our products are most complementary. As a result of this divestiture or if we were to lose this customer or one of our other large customers or if this customer or any other large customers were to delay or default on obligations under their contracts with us, our operating results could be significantly harmed.

        Service revenues increased to $3,290,000 for the three months ended December 31, 2001 from $1,494,000 for the three months ended December 31, 2000, an increase of $1,796,000. Service revenues increased to $7,000,000 for the nine months ended December 31, 2001 from $3,515,000 for the nine months ended December 31, 2000, an increase of $3,485,000. Service revenues for the three and nine months ended December 31, 2001 include $216,000 and $648,000, respectively, of warrant amortization recorded as contra-service revenues resulting from a warrant issued to Major League Baseball Advanced Media L.P. ("MLBAM"). Approximately 8% and 24% of service revenues growth for the three and nine months ended December 31, 2001, respectively, was due to an increase in revenues from customers purchasing maintenance contracts, while the remainder of the increase was due to the revenue growth of our application and professional services offerings. The growth in application and professional services revenues was primarily attributable to higher revenues from MLBAM, which accounted for 30% and 15% of total revenues during the three and nine months ended December 31, 2001, respectively. However, we do not expect revenues from MLBAM to be significant during the remainder of our current or future fiscal years. We successfully completed our application services contract with MLBAM and our contract expires in February 2002. We could not mutually agree on terms with MLBAM for a renewal of this contract.

        Other revenues decreased to $20,000 for the three months ended December 31, 2001 from $65,000 for the three months ended December 31, 2000, a decrease of $45,000. Other revenues increased to $232,000 for the nine months ended December 31, 2001 from $88,000 for the nine months ended December 31, 2000, an increase of $144,000. Both the decrease and the increase between the three and nine month periods were primarily attributable to the varying level of engineering services performed pursuant to federal government research contracts.

        Total Cost of Revenues. Total cost of revenues increased to $2,329,000, or 49% of total revenues, for the three months ended December 31, 2001 from $2,235,000, or 68% of total revenues, for the three months ended December 31, 2000. Total cost of revenues increased to $7,746,000, or 57% of total revenues, for the nine months ended December 31, 2001 from $5,888,000, or 76% of total revenues, for the nine months ended December 31, 2000. These increases in absolute dollars were primarily a result of increases in the cost of service revenues, particularly the cost of our application services in order to support the expansion of this offering.

        Cost of license revenues increased to $202,000, or 14% of license revenues, for the three months ended December 31, 2001 from $186,000, or 11% of license revenues, for the three months ended December 31, 2000. This increase is primarily the result of additional non-unit-based costs from our technology partners whose technology is used in certain of our new or updated product offerings. For the nine months ended December 31, 2001, cost of license revenues increased to $534,000, or 8% of license revenues, from $498,000, or 12% of license revenues, during the same period in the prior year. This increase in absolute dollars was due to an increase in revenues from the volume of our products that are subject to unit-based, rather than fixed, license royalty obligations during the nine months ended December 31, 2001. However, the decrease in cost of license revenues as a percentage of license revenues during the nine months ended December 31, 2001 is attributable to certain non-unit-based technology license royalty obligations that remained constant during the nine month periods ended December 31, 2001 and 2000, thereby creating greater economies of scale as our license revenues increased in comparison to these fixed royalty costs.

        Cost of service revenues increased to $2,122,000, or 64% of service revenues, for the three months ended December 31, 2001 from $1,989,000, or 133% of service revenues, for the three months ended December 31, 2000. For the nine months ended December 31, 2001, cost of service revenues were $7,059,000, or 101% of service revenues, versus $5,251,000, or 149% of service revenues, for the nine months ended December 31, 2000. The majority of these increases in absolute dollars were due to expenditures for the expansion of our application services, in particular to support our largest application services customer MLBAM during the nine months ended December 31, 2001. We expect the cost of our services revenues to remain flat or decrease slightly in absolute dollars as a result of fewer services to be provided to MLBAM in addition to concerted cost-controlling efforts, offset by any charges related to redundant capital equipment or infrastructure costs, as our management monitors our application services offering as part of our on-going financial processes. We believe that we will incur a charge related to certain redundant equipment and infrastructure costs preliminarily estimated between approximately

$300,000 to $600,000 during the three months ending March 31, 2002 due to the expiration of our contract with MLBAM. However, should our capacity and related equipment and/or infrastructure costs exceed customer demand for the Company's application services, we could incur additional charges and our gross margin on our service revenues could again become negative.

        Cost of other revenues decreased to $5,000, or 25% of other revenues, for the three months ended December 31, 2001 from $60,000, or 92% of other revenues, for the three months ended December 31, 2000. This decrease was due to a lower number of man-hours spent on engineering services for a government agency. For the nine months ended December 31, 2001, cost of other revenues increased to $153,000, or 66% of other revenues, from $139,000, or 158% of other revenues, during the same period in the prior year. This increase in absolute dollars was due to a higher number of man-hours spent on engineering services for a government agency.

        Research and Development Expenses. Research and development expenses consist primarily of personnel and related costs for our development efforts. Research and development expenses decreased to $2,117,000, or 44% of total revenues, for the three months ended December 31, 2001 from $2,284,000, or 70% of total revenues, for the three months ended December 31, 2000. This decrease was primarily attributable to a reduction in variable personnel costs and the timing of certain project and product development costs. For the nine months ended December 31, 2001, research and development expenses were $6,934,000, or 52% of total revenues, versus $6,548,000, or 84% of total revenues, for the nine months ended December 31, 2000. This increase in absolute dollars was primarily a result of higher development costs as additional products and product versions were introduced. We expect research and development expenses to increase for the foreseeable future as we believe that significant product development expenditures are essential for us to maintain and enhance our market position. To date, we have not capitalized any software development costs as they have been insignificant after establishing technological feasibility.

        Sales and Marketing Expenses. Sales and marketing expenses consist of personnel and related costs for our direct sales force, pre-sales support and marketing staff, and marketing programs including trade shows and advertising. Sales and marketing expenses decreased to $3,858,000, or 80% of total revenues, for the three months ended December 31, 2001 from $4,504,000, or 138% of total revenues, for the three months ended December 31, 2000. For the nine months ended December 31, 2001, sales and marketing expenses decreased slightly to $12,720,000, or 94% of total revenues, from $12,742,000, or 164% of total revenues, for the nine months ended December 31, 2000. These decreases were primarily the result of lower discretionary marketing spending for trade shows and other marketing activities during the three and nine months ended December 31, 2001. We expect sales and marketing expenses to increase during the three months ended March 31, 2002 due to a non-cash, stock-based compensation charge for the cancellation of an employee's stock option from participation in our voluntary stock option cancellation and re-grant program. However, all other sales and marketing expenses are expected to remain relatively flat or increase moderately for the foreseeable future as we attempt to limit overall expense growth for the company and to focus our marketing activities in specific areas.

        General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, and costs of our external audit firm and our outside legal counsel. General and administrative expenses decreased to $1,284,000, or 27% of total revenues, for the three months ended December 31, 2001 from $1,403,000, or 43% of total revenues, for the three months ended December 31, 2000. This decrease was due primarily to a reduction in variable personnel costs in the three months ended December 31, 2001. General and administrative expenses in absolute dollars remained consistent at $3,946,000 and $3,947,000, or 29% and 51% of total revenues, respectively, for the nine months ended December 31, 2001 and 2000, respectively. We expect general and administrative expenses to increase modestly for the foreseeable future as we incur additional professional services costs, such as legal and audit costs, to support our growth as a public company.

        Stock-Based Compensation Expense. Stock based compensation expense represents the amortization of deferred compensation (calculated as the difference between the exercise price of stock options granted to our employees and the then deemed fair value of our common stock) for stock options granted to our employees. We recognized stock-based compensation expense of $719,000 and $817,000 for the three months ended December 31, 2001 and 2000, respectively. For the nine months ended December 31, 2001, we recognized stock-based compensation expense of $2,257,000 as compared to $2,509,000 for the nine months ended December 31, 2000. Our stock-based compensation expense will increase significantly during the three months ending March 31, 2002 due to a charge relating to the cancellation of employee stock options resulting from participation in a voluntary stock option cancellation and re-grant program for our employees. Effective April 1, 2002, we expect that stock-based compensation expense will decrease due to these aforementioned cancellations.

        Interest and Other Income. Interest and other income includes interest income from cash, cash equivalents and short-term investments. Interest and other income decreased to $315,000 and $971,000 for the three and nine months ended December 31, 2001, respectively, from $1,295,000 and $2,010,000 for the three and nine months ended December 31, 2000. These decreases were a result of lower interest rates and lower average cash balances.

        Provision for Income Taxes. We have not recorded a provision for federal and state or foreign income taxes for the three and nine months ended December 31, 2001 or 2000 because we have experienced net losses since inception, which have resulted in deferred tax assets. We have recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance through future taxable profits.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2001, we had cash, cash equivalents and short-term investments of $35,110,000, a decrease of $13,021,000 from March 31, 2001 and our working capital, defined as current assets less current liabilities, was $28,307,000, a decrease of $12,281,000 in working capital from March 31, 2001. The decrease in our working capital is primarily attributable to cash used in operating activities.

        Our operating activities resulted in net cash outflows of $13,429,000 and $12,694,000 for the nine months ended December 31, 2001 and 2000, respectively. The cash used in these periods was primarily attributable to net losses of $18,784,000 and $21,846,000 in the nine months ended December 31, 2001 and 2000, respectively, offset by depreciation, losses on disposals of assets and non-cash, stock-based charges.

        Investing activities resulted in net cash outflows of $32,000 and $39,110,000 for the nine months ended December 31, 2001 and 2000, respectively. These outflows were primarily for the purchase of computer hardware and software offset by sales/maturities of short-term investments (net of purchases) for the nine months ended December 31, 2001 and for the purchases of computer hardware and software and furniture and fixtures and short-term investments for the nine months ended December 31, 2000. We expect that we will continue to use cash resources for capital expenditure purposes for the foreseeable future as we expand our operations and replace older equipment with newer models.

        Financing activities provided net cash inflows of $769,000 and $61,175,000 during the nine months ended December 31, 2001 and 2000, respectively. These inflows were primarily from the proceeds from our employee stock purchase plan during the nine months ended December 31, 2001 and from sales of our preferred and common stock (including our initial public offering in fiscal 2001) for the nine months ended December 31, 2000.

        We anticipate that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in future periods through public or private financings, or other sources, to fund our operations and potential acquisitions, if any, until we achieve profitability, if ever. We may not be able to obtain adequate or favorable financing when necessary to fund our business. Failure to raise capital when needed would harm our business. If we raise additional funds through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

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

        We have limited visibility into future demand, and our limited operating history makes it difficult for us to foresee or accurately evaluate factors that may impact such future demand. Visibility over potential sales is typically limited to the current quarter. In order to provide a revenue forecast for the current quarter, we must make assumptions about conversion of these potential sales into current quarter revenues. Such assumptions may be materially incorrect due to competition for the customer order including pricing pressures, sales execution issues, customer selection criteria or length of the customer selection cycle, the failure of sales contracts to meet our revenue recognition criteria, our inability to hire and retain qualified personnel, our inability to develop new markets in Europe, Latin America or Asia, and other factors that may be beyond our control. In addition, we are reliant on third party resellers for a significant portion of our license revenues, and we have limited visibility into the status of orders from such third parties.

        For quarters beyond the current quarter, we have very limited visibility into potential sales opportunities, and thus we have a lower confidence level in any revenue forecast or forward-looking guidance if provided at all. In developing a revenue forecast for such quarters, we assess any customer indications about future demand, general industry trends, marketing lead development activities, productivity goals for the sales force and expected growth in sales personnel, and any demand for products that we may have.

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

        -       maintain our pricing structure;

        -       develop new products and services; and

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

WE HAVE NOT BEEN PROFITABLE AND IF WE DO NOT ACHIEVE PROFITABILITY, OUR BUSINESS MAY FAIL.

        We have experienced operating losses in each quarterly and annual period since we were formed and we expect to incur significant losses in the future. As of December 31, 2001, we had an accumulated deficit of $79,958,000. We may incur increasing research and development, sales and marketing and general and administrative expenses. Accordingly, our failure to increase our revenues significantly or improve our gross margins will harm our business. In addition, our cash, cash equivalent and short-term investment resources (collectively, "cash resources") totaled $35,110,000 as of December 31, 2001 and we used $13,429,000 in our operating activities during the nine months ended December 31, 2001. We anticipate that our operating activities will use additional cash resources for at least the next 12 months. This may leave us with a deteriorated cash position in comparison to our cash position as of December 31, 2001 and this may affect our ability to transact future strategic operating and investing activities in a timely manner, which may harm our business and cause our stock price to fall. Even if we should achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, if our gross margins do not improve, or if our operating expenses exceed our expectations, our operating results will suffer and our stock price may fall.

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

OUR REVENUES MAY BE HARMED IF GENERAL ECONOMIC CONDITIONS DO NOT IMPROVE.

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

        Our service revenues, which includes fees for our application services as well as professional services such as consulting, implementation, maintenance and training, were 52% of our total revenues for the nine months ended December 31, 2001 and 45% of our total revenues for the nine months ended December 31, 2000. Our service revenues have substantially lower gross margins than our license revenues. Our cost of service revenues for the nine months ended December 31, 2001 and 2000 were 101% and 149%, respectively, of our service revenues. An increase in the percentage of total revenues represented by service revenues could adversely affect our overall gross margins.

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

        -       the software solution that has been licensed;

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

        For example, although the Company's mix of license and service revenues generally varies from quarter to quarter based upon the timing of license shipments and other factors, our service revenues decrease during the three months ended September 30, 2001 is primarily attributable to significantly reduced revenues from Major League Baseball Advanced Media L.P. ("MLBAM"), which accounted for approximately 16% of our total revenues in the quarter ended June 30, 2001 and less than 5% of our total revenues in the quarter ended September 30, 2001 (less than 10% of our total revenues during the six months ended September 30, 2001). We did not receive certain payments from MLBAM that were due to us during the three months ended September 30, 2001 and we determined that we were unable to recognize the related revenues for these outstanding payments until the period in which the payments were received. We received significant payments from MLBAM for certain invoices during the three months ended December 31, 2001, and these payments accounted for 30% of our total revenues during the quarter. However, even after considering these payments, we still have unpaid invoices with MLBAM (none of which relate to any revenues recognized through December 31, 2001). We will recognize these unpaid invoices as revenues in the period in which we receive payment from MLBAM, if ever.

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

        Historically, a limited number of customers has accounted for a significant portion of our revenues. For example, our two largest customers (one is a reseller of our software products) accounted for 26% of our total revenues for the nine months ended December 31, 2001. In February 2002, we successfully completed an application services contract with MLBAM (who accounted for 30% and 15% of our total revenues during the three and nine months ended December 31, 2001, respectively) and the contract expires. We could not mutually agree on terms for a renewal of this contract. In addition, our largest reseller recently announced that it will divest its business segment in which our products are most complementary. As a result of the aforementioned events impacting those customers, our operating results could be significantly harmed. In addition, losing one of our other large customers or if these customers or any other large customers were to delay or default on obligations under their contracts with us, our operating results could be significantly harmed.

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

POWER OUTAGES IN CALIFORNIA COULD ADVERSELY AFFECT US.

        We have significant operations in the state of California and are dependent on a continuous power supply. California has had energy crises in the past that resulted in rolling blackouts throughout the state. These rolling blackouts could have substantially disrupted our operations and increased our expenses. California may implement future rolling blackouts should the state find itself in a similar future energy predicament. Although state lawmakers are working to minimize future impact, if blackouts interrupt our power supply, we may be temporarily unable to continue operations at our California facilities. Any such interruption in our ability to continue operation at our facilities could delay the development of our products and services and disrupt communications with our customers or other third parties on which we rely, such as web hosting service providers. Future interruptions could damage our reputation and could result in lost revenue, either of which could substantially harm our business and results of operations. Furthermore, there have been, in the past, shortages in wholesale electricity supplies and this has caused power prices to increase. If energy prices should increase again in the future, our operating expenses will likely increase which could have a negative effect on our operating results, which in turn may cause our stock price to fall.

IF WE ARE UNABLE TO PERFORM OR SCALE OUR CAPACITY SUFFICIENTLY SHOULD DEMAND FOR OUR SERVICES INCREASE, WE MAY LOSE CUSTOMERS WHICH WOULD BE DETRIMENTAL TO OUR BUSINESS.

        We cannot be certain that if we increase our customers we will be able to correspondingly increase our personnel and to perform our application services at satisfactory levels. For example, our application services may need to accommodate an increasing volume of traffic. If we are not able to expand our internal operations to accommodate such an increase in traffic, our customers' Internet sites may in the future experience slower response times or outages. If we cannot adequately handle a significant increase in customers or customers' traffic, we may lose customers or fail to gain new ones, which may reduce our revenues and harm our business.

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

THE CURRENT WORLDWIDE SOCIO-POLITICAL ENVIRONMENT IS UNSTABLE AND SHOULD A MAJOR CATASTROPHE OCCUR, OUR BUSINESS MAY BE HARMED.

        The worldwide socio-political environment has changed dramatically since September 11, 2001. Our customers, potential customers and vendors are located worldwide and generally within major international metropolitan areas. For example, we have a number of customers located in and around New York City and their operations have been disrupted in many cases by the events of September 11, 2001. Should a major catastrophe occur within the vicinity of any of our customers' and/or potential customers' and/or vendors' operations, our operations may be adversely impacted and our business may be harmed.

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

        Our common stock price has recently declined in value below the exercise price of many stock options granted to employees pursuant to our stock option plans. Thus, the intended benefit of the stock option, the creation of performance and retention incentives, may not be realized. As a result, we may lose employees whom we would prefer to retain which would harm our business. We may be required to create additional performance and retention incentives in order to retain these employees including the granting of additional stock options to these employees at current prices or issuing incentive cash bonuses. Such incentives may either dilute our existing stockholder base or result in unforeseen operating expenses, which may cause our stock price to fall. For example, in February 2002, a number of our employees cancelled existing stock options that had exercise prices that were significantly higher than what our common stock price currently is. These employees will receive new options in August 2002 at exercise prices equivalent to our common stock price at that date. This may cause dilution to our existing stockholder base, which may cause our stock price to fall. Additionally, the exercise price of the new option could potentially be higher than the price of the cancelled options, which would render the options less effective as an incentive for employees.

BECAUSE COMPETITION FOR QUALIFIED PERSONNEL IS INTENSE, WE MAY NOT BE ABLE TO RECRUIT OR RETAIN PERSONNEL, WHICH COULD IMPACT THE DEVELOPMENT AND ACCEPTANCE OF OUR PRODUCTS AND SERVICES.

        We expect that we will need to hire personnel in certain functional areas in the foreseeable future. Competition for personnel throughout our industry is intense. We may be unable to attract or assimilate other highly qualified employees in the future. We have in the past experienced, and we expect to continue to experience, difficulty in hiring highly skilled employees with appropriate qualifications. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Some members of our existing management team have been employed at Virage for less than one year. We may fail to attract and retain qualified personnel, which could have a negative impact on our business.

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

        During the nine months ended December 31, 2001, we were able to sublease our excess capacity at our facilities and received rental payments from these tenants. One of our sublease tenants did not renew their sublease agreement and our other sublease tenant's agreement will expire during the Company's current fiscal year ended March 31, 2002. We may not be successful in renewing its arrangements with its current sublease tenants or finding new sublease tenants at a price that is equivalent to our cost under our lease obligation. If this should occur, we would be required to record a one-time charge at the end of the sublease agreement for a portion of the rental payments that we owe to our landlord relating to any excess capacity that exists at our facilities. Such a charge will harm our operating results and may cause our stock price to fall.

IF DEMAND FOR OUR APPLICATION SERVICES DECREASES, WE MAY NOT BE ABLE TO FULLY UTILIZE OUR CAPACITY AND THIS MAY CAUSE US TO INCUR LARGE CHARGES FOR EXCESS CAPACITY.

        Our application services use significant capital equipment resources that have been purchased to support our current customer requirements. Our application services are new and unproven and revenues and related expenses are difficult to forecast. Customers typically engage in contracts for our application services for a period of six to twelve months and while some customers renew their contracts, none have any obligation to do so. During the three months ended December 31, 2001, we recorded a $263,000 loss on the disposal of certain assets that can no longer be used as part of our application services offering. In addition, we completed our application services contract with MLBAM and our contract expires in February 2002. We could not mutually agree on terms with MLBAM for a renewal of this contract and we assessed in February 2002 that we have redundant capital equipment that can no longer be used as part of our current application services operations. We preliminarily estimate that we will likely incur a charge related to this redundant equipment between approximately $300,000 and $600,000 during the three months ending March 31, 2002. We monitor our application services offering as part of our on-going financial processes and we may be required to incur additional charges should our capacity and related capital equipment and infrastructure costs exceed customer demand for our application services.

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

        None

Item 5. Other Information

        None.

Item 6. Exhibits and Report on Form 8-K.

        (b) Reports on Form 8-K

        None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        VIRAGE, INC.



Date:  February 7, 2002                 By:  /s/ Alfred J. Castino
                                             ----------------------------------
                                             Alfred J. Castino
                                             Vice President, Finance and
                                             Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)