Form 10-K
period 2002-03-31
VIRAGE INC
filed 2002-06-14
CIK 1101147

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-K
                            ------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002

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

                          411 BOREL AVENUE, 100 SOUTH
                        SAN MATEO, CALIFORNIA 94402-3116
                                 (650) 573-3210
(Address, including zip code, and telephone number, including area code, of the registrant's principal executive offices)

                            ------------------------

        Securities Registered Pursuant to Section 12(b) of the Act: None
           Securities Registered Pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [ X ] Yes   [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of June 12, 2002, there were approximately 20,754,000 shares of the registrant's Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on June 12, 2002 as reported on the Nasdaq National Market was approximately $13,369,000. Shares of Common Stock held by each current executive officer and director have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not a conclusive determination for other purposes.

                       Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the registrant's 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of registrant's fiscal year ended March 31, 2002.

                                  VIRAGE, INC.

                                      INDEX

                                                                                                                   PAGE
PART I

Item 1.          Business.............................................................................................3

Item 2.          Properties..........................................................................................25

Item 3.          Legal Proceedings...................................................................................26


Item 4.          Submission of Matters to a Vote of Security Holders.................................................27


PART II

Item 5.          Market for Registrant's Common Equity and Related Stockholder Matters...............................29

Item 6.          Selected Consolidated Financial Data................................................................30

Item 7.          Management's Discussion and Analysis of Financial Condition and Results of
                      Operations.....................................................................................31

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk..........................................42

Item 8.          Financial Statements and Supplementary Data.........................................................43

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial
                      Disclosure.....................................................................................69

PART III

Item 10.         Directors and Executive Officers of the Registrant..................................................69

Item 11.         Executive Compensation..............................................................................69

Item 12.         Security Ownership of Certain Beneficial Owners and Management......................................69

Item 13.         Certain Relationships and Related Transactions......................................................69

PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................................70

                 Signatures..........................................................................................71

                                     PART I

     This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act"), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements using terminology such as "can," "may," "believe," "designed to," "will," "expect," "plan," "anticipate," "estimate," "potential," or "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date thereof, and the Company assumes no obligation to update any forward-looking statement or risk factors.

Item 1.  Business

Overview

     Virage, Inc. is a provider of software products, professional services and application services that enable owners of rich-media and video assets to more effectively communicate, manage, retrieve and distribute these rich-media assets for improved productivity and communication.

     Our primary software products are a part of our Video Application Platform that provides the necessary infrastructure for seamlessly integrating Internet-ready video into an internal or external website. The Virage Video Application Platform includes our SmartEncode(TM) products, which encode and index video within a single automated process, and our server products, which enable the publishing and distribution of streaming video.

     During our fiscal year ended March 31, 2002, we also introduced the following new software products designed to further our presence in the media and entertainment, corporate, educational and government marketplaces: VS Webcasting(TM), which allows corporations to schedule and manage live webcast events and then easily turn each into a searchable on-demand event; VS Production(TM), an integrated software solution that automates a customer's video production process from acquisition to distribution; VS Publishing(TM), a complete workflow solution that allows media and entertainment companies to turn their content into compelling rich media programming for the Internet; and VS Learning(TM) which allows global corporations to use video and other rich media to build and deliver personalized, on-demand e-learning courses for use in sales training, product launches, human resources and other professional development.


     Owners of rich-media content can leverage our technology and know-how either by licensing our products and engaging our professional services or by employing our application services to outsource their needs.


     We are based in San Mateo, California. We were founded in April 1994 and incorporated in Delaware in March 1995. In this report, "Virage," "the Company," "our," "us," "we" and similar expressions refer to Virage, Inc. Our principal executive offices are located at 411 Borel Avenue, 100 South, San Mateo, California 94402 and our telephone number is (650) 573-3210.

Business Background and Strategy

     The majority of our revenues are derived from our Video Application Platform, which is designed to meet the needs of users who have video and rich-media assets and need to publish, manage and distribute these assets over the Internet and/or their intranets. These users typically have some in-house video expertise or are willing to invest in consulting or other resources in order to use our platform as part of a video and rich-media solution. Revenues from media and entertainment companies have comprised a substantial portion of our total revenues followed by revenues from corporate enterprises, government agencies and educational institutions. We expect that a significant portion of our revenues will continue to be derived from our SmartEncode and server products. However, in order to expand the market for our technology and expertise beyond that for our SmartEncode and server products, we recently have developed products that work "out-of-the-box" for a specific video or rich-media application, such as training, communications, video production, or internet publishing. Our development efforts for these applications focus on functions, features, and intuitive user interfaces that allow those with little or no video expertise to implement the intended application quickly and easily. We believe that successful development and marketing of such application products is critical to our ability to grow our future sales to a level required for profitability. There is no guarantee that such new product areas will succeed in the marketplace. If these new application products do not succeed, we may not be able to develop a profitable and sustainable business.


     We introduced these new application products during the year ended March 31, 2002 which together are designed to further our enterprise strategy and to provide enhanced solutions to our media and entertainment customers and corporate enterprise customers. These products include VS Webcasting, VS Production, VS Publishing and VS Learning. With the exception of VS Production, we offer our customers the option of running any of these solutions by leveraging our application services. We believe these offerings are an important, lower-cost, easily deployable alternative to demonstrate the functionality and value that our technology and services brings to the customer. We also believe that these service offerings will help us engage our customers in longer-term application services contracts for these solutions or in a comprehensive end-to-end software solution sale.

     Our new application products are marketed directly to users such as executives and managers in sales, marketing, and training positions, in addition to information technology executives. For example, we can market our VS Webcasting product to sales executives to assist with new product introductions and sales force training. The VS Webcasting product can be used for a live event transmission to a widely distributed field sales force, and also provides an on-demand playback capability for later viewing or review. An investment in VS Webcasting can thus save travel time and costs, and allow a sales representative to review materials or topics of interest whenever he or she needs more information. We market and sell this product by demonstrating both cost savings and productivity increases for the users, thus establishing a quantifiable return on investment.

     We are actively marketing our recently introduced application products and services to new enterprise accounts as well as to our installed base of enterprise customers that have licensed products from our Video Application Platform. We have focused our sales force on establishing new relationships and developing existing relationships by offering entry-level pilots in order to demonstrate the value proposition that our application products offer. In addition, we are working with strategic channel partners such as Sony, IBM, and Sumitomo to extend our sales reach beyond our own sales force.


Products and Services

     We are a provider of software products, professional services and application services that enable owners of rich-media and video assets to more effectively communicate manage, retrieve and distribute these rich-media assets for improved productivity and communication.

SMARTENCODE AND INDEXING PRODUCTS

VideoLogger(R) and Media Analysis Plug-ins

     With a single real-time anlaysis of the video content, our VideoLogger application generates a rich information index and simultaneously encodes the video into the selected digital formats. The video index and digital video files are time synchronized, allowing the index data to reference particular moments in the video. The indexing process converts video into data that computers can recognize. The index, or video database, acts like an index found at the back of a book, allowing pinpoint access into video content. Indexing information can be derived from automated analysis of the video stream, from external sources of time-coded data, or from information entered by a user. Our customers can elect to leverage our media analysis plug-ins in order to automatically extract information such as a visual storyboard of scene changes, a transcription of spoken words (via speech recognition), audio classification, closed captioning or teletext, names of recognized faces and speakers, on-screen text, and time code. External sources of data could include an "edit decision list" from non-linear video editing software, a transcript of words spoken, or a real-time statistics feed from a sports stadium. User entered information can include clip titles, clip descriptions, categories, clip in and out points, event dates, and other custom descriptions. The VideoLogger interface allows a customer to monitor video capture and indexing, control multiple encoders, and create clips on the fly. Once the index is produced, it can be integrated with a number of different back-end solutions, including the Virage Solution Server. The Virage SmartEncode process is available either through the latest release of the Virage VideoLogger product or in an outsourced fashion through our application services.

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

Virage ControlCenter(TM)


     The Virage ControlCenter product is a powerful workflow application that remotely schedules, controls, and manages the SmartEncode process for multiple VideoLoggers from a central console. Capture of the source video signal is the starting point. Virage software can accept video from a multitude of analog or digital sources: camera, satellite feed, television, videotape, or digital file. Capture of multiple video feeds can be automated and managed centrally via ControlCenter for greater efficiency. For outsourcing needs, Virage production facilities in the United States and Europe can capture content from a range of professional and consumer satellites and fiber networks, and from all major tape formats.


MediaSync(TM)

     Our MediaSync product provides a fully integrated, end-to-end solution for rapidly assembling, synchronizing and publishing streaming video with PowerPoint slides to a website.

Database Plug-Ins


     Virage Database Plug-Ins for Oracle(R) and Informix(R) products help system integrators build sophisticated video management solutions with the Virage VideoLogger and relational databases.

SERVER PRODUCTS

Virage Solution Server(TM)

     The powerful XML-based Virage Solution Server provides a comprehensive platform for publishing, managing and distributing Virage-enabled content on the web. The Virage Solution Server hosts the video index generated by the SmartEncode process. It is designed for high performance and can scale to enterprise-wide and Internet-wide deployments. The Virage Solution Server content management capabilities include account setup, deleting or inserting video assets from the databases, editing existing video assets, and managing multiple video collections.


     The Virage Solution Server is used to publish and distribute content to video-rich websites. With the Virage Solution Server, a customer can efficiently publish on-demand video throughout a website, seamlessly integrated with the existing website look and feel. Sample web templates provide an easy "out-of-the-box" experience, or customers can develop their own HTML templates to create search and results pages and player windows tailored to their specific needs. The Virage Solution Server supports all common streaming formats including RealVideo, Windows Media, QuickTime, and MPEG. It can also extend the viewing experience beyond the PC-based Internet to set top boxes, game consoles and handheld and wireless devices.


     Key features of the Virage Solution Server include:

     o Search: with Virage Solution Server, content owners can deliver video content to end-users through well-understood navigation paradigms. This allows users to quickly find the content of interest;

     o    Dynamic Publishing: Virage Solution Server can automate the process of
          delivering  video  clips  throughout  a  web  site.   Content  can  be
          automatically published based on its category or keywords.

     o Reporting: daily, weekly and monthly traffic reports provide content owners with Nielsen-type ratings for published content, with information on most popular search terms, most accessed clips and best traffic drivers;

     o Content Distribution Network Management: because many content owners use multiple content distribution networks (CDNs), the Virage Solution Server provides an abstraction layer to simplify content distribution;

     o    Personalization:   Virage   Solution   Server   provides  a  range  of
          capabilities that allow content owners to deploy personalized viewing experiences;

     o Syndication: Because Virage Solution Server separates the content database from the HTML templates, it allows a single content collection to be syndicated to multiple sites, each with a unique look & feel.


Virage Solution Server SDK

     The Virage Solution Server Software Developer Kit (SDK) allows developers and systems integrators to build custom applications on the Virage Solution Server to suit any publishing environment.


APPLICATION PRODUCTS

VS Webcasting

     VS Webcasting allows corporations to schedule and manage live webcast events--and then turn each quickly and easily into a searchable on-demand event. VS Webcasting enriches the live experience by integrating streaming video with slides, documents, surveys and other pertinent online media. At the same time, it automatically creates a searchable, on-demand presentation that can be available for review within minutes after an event's conclusion.

VS Production

     VS Production is an integrated software solution that automates the professional video production process from acquisition to distribution. By transforming video into a digital asset that is easy to manage, access, share and distribute, VS Production helps content owners streamline the process of producing high-quality video content for on-air, tape or digital distribution. Built on our award-winning, open platform, VS Production is scalable, reliable and can integrate into any IT infrastructure.

VS Publishing

     VS Publishing is a complete workflow solution that allows media and entertainment companies to turn their content into compelling rich media programming for the Internet. With VS Publishing, video can be processed, assembled, reviewed and published minutes after its creation. Whether content comes from an archive or direct from on-air production, VS Publishing streamlines the workflow to the Internet and lets content owners deliver video where and when it is most valuable to their viewers.

VS Learning

     VS Learning provides rich media training and e-learning solutions that bring subject matter experts face to face with learners anywhere and anytime. Content authors can assemble video-based training courses quickly and easily from anywhere in the world. Using VS Learning, global corporations can use video and other rich media to build and deliver personalized, on-demand e-learning courses for use in sales training, product launches, human resources and other professional development. Learners can get pinpoint access to mission-critical training material--either online or on a CD.

SERVICE OFFERINGS

Software installation and training

     License software customers have the option to contract with Virage for software installation and training support. These services ensure that customers can get up and running successfully with Virage software as quickly as possible. These services are typically billed on an hourly or daily basis.

Development and implementation services

     Virage offers a variety of professional services aimed at helping customers to implement, integrate or customize our commercial software. The services typically consist of implementing our SmartEncode products in a unique production environment or building specialized plug-ins to our products. We can also build custom web templates for Virage Solution Server installations and help with website integration. We offer these services to customers regardless of whether they license software products, or opt for our application services. These services are typically billed on an hourly or daily basis, though in some cases we offer a fixed fee project based upon the size of the project.

SmartEncode services

     Instead of purchasing our SmartEncode products, customers can instead outsource their video processing needs to us. Using our own SmartEncode products, we process content from a variety of analog or digital sources and produce multiple formats and bit rates of high quality encoded video along with a rich video database. Our editorial services include custom headlines, descriptions, keywords, and other useful information added by our expert content editors to suit a customer's requirements. We also can transcribe content to produce an exact text of the speech. We typically bill for such services as a charge per hour or charge per minute of video processed depending upon the level of services required. These services are provided out of our production facilities in the United States and Europe.

Application hosting services

     Instead of purchasing our server products, customers can instead choose to have us host the Virage Solution Server and related applications on their behalf. We host the video information, also known as metadata, and surrounding application logic while one of our content distribution partners typically hosts the streaming video files. We provide daily, weekly, and monthly traffic reports to the content owner. We also provide a secure administration and publishing interface that provides our customers complete control of how and where their content gets published. We typically charge a fixed monthly minimum charge for our application hosting services that increases based upon accesses to our video database. Our data center provides fault-tolerant servers and 24-by-7 monitoring to ensure reliable and scalable hosting.

Sales and Marketing

Sales and distribution strategy

     We sell our products and application services through a direct sales force and through indirect distribution channels. We currently target customers in several markets including media and entertainment companies, corporate enterprises, government entities and universities. Our sales strategy is to pursue multiple opportunities for large-scale deployments within each customer account. We also recently broadened our sales strategies to address common business user problems in multiple areas of an enterprise. We want to provide business users with a quick, reliable and scalable solution to their problems and afford them a definitive return on their investment.

     Through our direct sales force in Boston, Chicago, London, Los Angeles, Miami, New York, San Francisco, Singapore, Atlanta, Houston, and Washington D.C., we focus on larger customers in North America, Europe, Latin America, and Asia. Our field representatives sell our products and services to customers who have been qualified by our telesales personnel. In addition, our direct sales force manages local relationships with key resellers. Our indirect distribution channels include major high-technology industry vendors, domestic and international distributors, system integrators and value-added resellers. Together, these distributors and value-added resellers accounted for approximately 31% of total revenues for the year ended March 31, 2002.

     Our historically largest reseller recently announced that it is divesting its business segment in which our products are most complementary. As a result, we encountered very little channel sales activity from this reseller during the final fiscal quarter of our fiscal year ended March 31, 2002, particularly in Europe and Latin America. We believe this factor contributed to our quarterly decline in total revenues during the fourth fiscal quarter of our fiscal year ended March 31, 2002. As a result of this channel partner loss, or if we were to lose one of our channel partners or any of our large channel partners were to delay or default on obligations under their contracts with us, our future operating results could be significantly harmed.

Marketing activities

     Since our inception, we have invested a substantial percentage of our revenues in a broad range of marketing activities to generate demand, gain corporate brand identity and educate the market about our products and services. These activities have focused primarily on direct marketing, direct mail and email, seminars, public relations, co-marketing and branding with our major customer accounts and strategic partners, targeted trade shows, conferences, speaking engagements, and product information through print collateral and our Internet site. In addition, we have an established developer relationship function to encourage independent software developers to develop products and solutions that are compatible with our products and technologies. Recently, we have decided to focus a large percentage of our marketing program spending on webinars, seminars presented over the Internet utilizing our own VS Webcasting and VS Learning products. We have significantly reduced our spending budgets for trade shows and public relations in order to fund an increased investment in these webinars. Should our new focus on webinars fail to attract new customers, our revenues may be impacted.

Customers

     Our customers represent large media and entertainment corporations, other global corporations, educational institutions and government entities. For the year ended March 31, 2002, one customer accounted for 14% of our total revenues. No customer accounted for more than 10% of our total revenues for the year ended March 31, 2001. For the year ended March 31, 2000, two customers accounted for 13% and 10% of our total revenues, respectively.


     During the fourth fiscal quarter of our fiscal year ended March 31, 2002, we completed our application services contract with our largest customer for the fiscal year ended March 31, 2002. We were unable to reach mutually agreeable terms for a renewal with this customer and this customer had no obligation to renew its contract with us. In addition, our historically largest reseller announced that it is divesting its business segment in which our products are most complementary. As a result, we encountered very little channel sales activity from this reseller during the fourth fiscal quarter of our fiscal year ended March 31, 2002. We believe these two factors contributed to our quarterly decline in total revenues during the final fiscal quarter of our fiscal year ended March 31, 2002. As a result of this significant customer loss and channel partner loss, our future operating results could be significantly harmed. In addition, if we were to lose one of our other large customers or any of our large customers were to delay or default on obligations under their contracts with us, our future operating results could be significantly harmed.


Research and Development

     We believe that our future success will depend in part on our ability to continue to develop new and to enhance existing products and services. Accordingly, we invest a significant amount of our resources in research and product development activities. Our research and development expenses totaled $9,172,000, $9,101,000 and $4,182,000 for the years ended March 31, 2002, 2001 and 2000 respectively. Our recent focus on application product development has increased the complexity and difficulty of our product development efforts. In particular, we now have several small application product development teams who must coordinate their efforts with each other and with the base Video Application Platform development teams. We have recently hired an R&D executive and development managers who we believe have stronger experience in managing such parallel team efforts. Our ability to successfully manage product development in a more complex environment will be critical to our ability to execute our product plans and grow our revenues.

Competition

     The Internet video and rich-media marketplace is new, rapidly evolving and intensely competitive. As more companies begin to deploy searchable and interactive video on the Internet, we expect competition to intensify. We currently compete directly with other providers in the Internet video infrastructure and services marketplace including Convera Corporation, Inktomi Corporation, Sonic Foundry, Inc. and Yahoo! Broadcast Solutions. We may also compete indirectly with larger system integrators who embed or integrate these directly competing technologies into their product offerings. It is possible that we may work with these same larger companies on one customer bid and compete with them on another. In the future, we may compete with other video services vendors and searchable video portals. In addition, we may compete with our current and potential customers who may develop software or perform application services internally.

     We believe that the principal competitive factors in our market are:

     o    video indexing management functionality;

     o    services experience and expertise;

     o    demonstrated video technology expertise;

     o    customer references;

     o    company reputation;

     o    ease of installation and use;

     o    real-time processing capability;

     o    software reliability and stability;

     o    scalability;

     o    pricing;

     o    customer support; and

     o    adoption by other customers

     We believe we compete favorably with our competitors based on these factors. However, the market for our products is relatively small today, and therefore continued success against competitors does not guarantee that we can grow our business to profitable levels. Our ability to become a profitable and sustainable business is very dependent on the growth of the Internet and intranet streaming video business.

Intellectual Property

     We depend on our ability to develop and maintain the proprietary aspects of our technology. To protect our proprietary technology, we rely primarily on a combination of patent, trademark and copyright laws, as well as confidentiality and license agreements with our employees and others. We actively seek patent protection for our intellectual property. We have filed 20 U.S. patent applications on our proprietary technology. Seven patents have been issued by the Patent and Trademark Office. Our remaining thirteen patent applications are currently pending. In 1997, we entered into a five-year patent cross-licensing agreement with IBM, which we renewed in 2002. The terms of this agreement include our nonexclusive license of IBM's multimedia software patents in return for an annual fee and a license to IBM of all of our current patents as described above and any patents that may be issued to us in the future.

     We have twenty trademarks, four of which are registered. We seek to avoid disclosure of our trade secrets by limiting access to our proprietary technology and restricting access to our source code. Despite these precautions, it may be possible for unauthorized third parties to copy particular portions of our technology or reverse engineer or obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate and competing companies may independently develop similar technology.

Employees

     As of March 31, 2002, we had 157 employees and 3 full-time contractors. Of our 160 total staff, 28 were employed in services, 45 were employed in engineering, 57 were employed in sales and marketing, and 30 were employed in general and administrative positions. None of our employees is subject to a collective bargaining agreement, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Risk Factors

    The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating results. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

                          Risks Related to Our Business

Our revenue, cost of sales, and expense forecasts are based upon the best information we have available, but there are a number of risks that make it difficult for us to foresee or accurately evaluate factors that may impact such forecasts.

    We have limited visibility into future demand, and our limited operating history makes it difficult for us to foresee or accurately evaluate factors that may impact such future demand. Visibility over potential sales is typically limited to the current quarter and our visibility for even the current quarter is rather limited. In order to provide a revenue forecast for the current quarter, we must make assumptions about conversion of these potential sales into current quarter revenues. Such assumptions may be materially incorrect due to competition for the customer order including pricing pressures, sales execution issues, customer selection criteria or length of the customer selection cycle, the failure of sales contracts to meet our revenue recognition criteria, our inability to hire and retain qualified personnel, our inability to develop new markets in Europe or Asia, and other factors that may be beyond our control such as the strength of information technology investment. In addition, we are reliant on third party resellers for a significant portion of our license revenues and we have limited visibility into the status of orders from such third parties. For example, during our fiscal fourth quarter ended March 31, 2002, our total revenues were significantly lower than the total revenues that we forecast and publicly provided to investors and all other parties in January 2002.

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

    Our cost of sales and expense forecasts are based upon our budgets and spending forecasts for each area of the Company. Circumstances we may not foresee could increase cost and expense levels beyond the levels forecasted. Such circumstances may include competitive threats in our markets which we may need to address with additional sales and marketing expenses, severance for involuntary reductions in headcount should we determine cost cutting measures are necessary subsequent to our publicly provided guidance, write-downs of equipment and/or facilities in the event of unforeseen excess capacity, legal claims, employee turnover, additional royalty expenses should we lose a source of current technology, losses of key management personnel, unknown defects in our products, and other factors we cannot foresee.


We have allocated significant product development, sales and marketing resources toward the deployment of our new application products and we face a number of risks that may impede market acceptance of these products and therefore hurt our financial results.

    We have invested significant resources into developing and marketing our recently introduced application products. We believe that these application products broaden the value proposition to that of the day-to-day business software application user and expect to derive future revenues as a result of these product introductions. The market for these products is in a relatively early stage. We cannot predict how the market for our applications will develop, and part of our strategic challenge will be to convince enterprise customers of the productivity, communications, cost and other benefits of our application products. Our future revenues and revenue growth rates will depend in large part on our success in creating market acceptance for these products. If we fail to do so, our products and services will not achieve widespread market acceptance, and we may not generate significant revenues to offset our development, sales and marketing costs, which will hurt our business.

    In  addition,   resources  may  be  required  to  fund  development  of  our application products' feature-sets beyond what we have planned due to unanticipated marketplace demands. We may determine that we are unable to fund these additional feature-sets due to financial constraints and may halt the development of a product at a stage that the marketplace perceives as immature. We may also encounter that the marketplace for an application product is not as robust as we had expected and we may react to this by leaving the development of a product at an early stage. Either of these product development scenarios may impede market acceptance of any of our new application products and therefore hurt our financial results.


Because  we  have  only  recently   introduced  our  video  software   products,
application services and professional services, and because we have just introduced our new application products, we face a number of risks that may seriously harm our business.


    We incorporated in April 1994 and to date we have generated only limited revenues. We introduced our first video software products in December 1997, our application services in May 1999, our professional services in March 2001 and our application products during the second half of our fiscal year ended March 31, 2002. Because we have a limited operating history with our video software products, application services, professional services and application products and because our revenue sources may continue to shift as our business develops, you must consider the risks and difficulties that we may encounter when making your investment decision. These risks include our ability to:


     o    expand our customer base;

     o    increase penetration into key customer accounts;

     o    maintain our pricing structure;

     o    develop new video products and application services; and

     o adapt our products and services to meet changes in the Internet video infrastructure marketplace.

    If we do not successfully address these risks, our business will be seriously harmed.

Our business model is unproven and may fail, which may significantly decrease the market price of our common stock.

    We do not know whether our business model and strategy will be successful. Our business model is based on the premise that content providers and other entities will use our licensed products, professional services and application services to catalog, manage, and distribute video content over the Internet and intranets. Our potential customers may elect to rely on their internal resources or on lower priced products and services that do not offer the full range of functionality offered by our products and services. In addition, we recently introduced our application products and believe these solutions products broaden the value proposition of our technology to business software application users within media and entertainment enterprises, global corporations, educational institutions and government entities. If the assumptions underlying our business model are not valid or if we are unable to implement our business plan, our business will suffer.

    The average size of our customer orders has been between $40,000 and $60,000 over the past several quarters. Our sales and marketing costs are a high percentage of the revenues from our orders, due partly to the expense of developing leads and relatively long sales cycles involved in selling products that are not yet considered "mainstream" technology investments. For the year ended March 31, 2002, our sales and marketing expenses totaled 103% of our total revenues. We also have recently introduced our new applications products in hopes of increasing both our revenues and average size of our customers' orders and these products have pricing models based upon a number of assumptions about the market for our products. If our assumptions are incorrect or our pricing does not work as intended, we may not be able to increase the average size of our customer orders or reduce the costs of selling and marketing for our products and, therefore, we may not be able to develop a profitable and sustainable business.

We have not been profitable and if we do not achieve profitability, our business may fail. If we need additional financing we may not obtain the required financing on favorable terms and conditions.


    We have experienced operating losses in each quarterly and annual period since we were formed and we expect to incur significant losses in the future. As of March 31, 2002, we had an accumulated deficit of $88,924,000. We may incur increasing research and development, sales and marketing and general and administrative expenses. Accordingly, our failure to increase our revenues significantly or improve our gross margins will harm our business. In addition, our cash, cash equivalent and short-term investment resources (collectively, "cash resources") totaled $30,694,000 as of March 31, 2002 and we used $17,871,000 in our operating activities during the year ended March 31, 2002. We anticipate that our operating activities will use additional cash resources for at least the next 12 months. This almost certainly will leave us with a deteriorated cash position in comparison to our cash position as of March 31, 2002 and this may affect our ability to transact future strategic operating and investing activities in a timely manner, which may harm our business and cause our stock price to fall. The current business environment is not conducive to raising additional financing. If we require additional financing, the terms of such financing may heavily dilute the ownership interests of current investors, and cause our stock price to fall significantly or we may not be able to secure financing upon acceptable terms at all. Accordingly, our stock price is heavily dependent upon our ability to grow our revenues and manage our costs in order to preserve cash resources.


Our restructuring efforts may not result in the intended benefits.

   During our year ended March 31, 2002, we took steps to better align the resources required to operate efficiently in the prevailing market. Through these steps, we reduced our headcount and are attempting to sublease our excess facility capacity. While we believe that these steps help us achieve greater operating efficiency, we have no prior history with such measures and the results of these measures are less than predictable. These measures could adversely affect our employees that we wish to retain, customers and/or vendors, which could harm our ability to operate as intended and which would harm our business.

Our quarterly operating results are volatile and difficult to predict. If we fail to meet the expectations of public market analysts or investors, the market price of our common stock may decrease significantly.

    Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of future performance. Our operating results have in past quarters fallen below securities analyst expectations and will likely fall below their expectations in some future quarter or quarters. Our failure to meet these expectations would likely cause the market price of our common stock to decline.


    Our quarterly revenues depend on a number of factors, many of which are beyond our control, which makes it difficult for us to predict our revenues going forward. Our operating expenses may increase and if our revenues and gross margins do not increase, our business could be seriously harmed. Our operating expenses may increase from competitive threats in our markets which we may need to address with additional sales and marketing expenses, severance for involuntary reductions in headcount should we determine cost cutting measures are necessary subsequent to our publicly provided guidance, write-downs of equipment and/or facilities in the event of unforeseen excess capacity, legal claims, employee turnover, additional royalty expenses should we lose a source of current technology, losses of key management personnel, unknown defects in our products, and other factors we cannot foresee. In addition, many expenditures are planned or committed in advance in anticipation of future revenues, and if our revenues in a particular quarter are lower than we anticipate, we may be unable to reduce spending in that quarter. As a result, any shortfall in revenues or a failure to improve gross profit margin would likely hurt our quarterly operating results.


    For our upcoming fiscal year, we plan to invest significantly in developing, marketing, and selling our new application products. If we are not able to achieve significant revenue growth from these products, we may not be able to meet analyst expectations and our stock price may drop significantly.

Future sales of stock could affect our stock price.

   If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and in connection with acquisitions, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Failure to comply with NASDAQ's listing standards could result in our delisting by NASDAQ from the NASDAQ national market and severely limit the ability to sell any of our common stock.

   Our stock is currently traded on the NASDAQ National Market. Under NASDAQ's listing maintenance standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, NASDAQ may choose to notify us that it may delist our common stock from the NASDAQ National Market. If the closing bid price of our common stock does not thereafter regain compliance for a minimum of 10 consecutive trading days during the 90 days following notification by NASDAQ, NASDAQ may delist our common stock from trading on the NASDAQ National Market. There can be no assurance that our common stock will remain eligible for trading on the NASDAQ National Market. If our stock were delisted, the ability of our stockholders to sell any of our common stock at all would be severely, if not completely, limited.

Our revenues may be harmed if general economic conditions do not improve.

    Our revenues are dependent on the health of the economy and the growth of our customers and potential future customers. If the economy remains stagnant, our customers may continue to delay or reduce their spending on our software and service solutions. When economic conditions weaken, sales cycles for sales of software products and related services tend to lengthen and companies' information technology and business unit budgets tend to be reduced. If that continues to happen, our revenues could suffer and our stock price may decline. Further, if U.S. or global economic conditions worsen, we may experience a material adverse impact on our business, operating results, and financial condition.

Our service revenues and recently introduced VS Production solution product have substantially lower gross profit margins than our license revenues, and an increase in service revenues or the VS Production solution products relative to license revenues could harm our gross margins.


    Our service revenues, which includes fees for our application services as well as professional services such as consulting, implementation, maintenance and training, were 54%, 45% and 20% of our total revenues for the years ended March 31, 2002, 2001 and 2000, respectively. In addition, our recently introduced VS Production solution may contain a hardware element that is developed, manufactured and marketed by a third-party partner and bundled with our software and resold by us. Our service revenues have substantially lower gross profit margins than our license revenues and we expect that our VS Production solution may also have substantially lower gross profit margins than our license revenues. Our cost of service revenues for the years ended March 31, 2002, 2001 and 2000 were 95%, 144% and 218%, respectively, of our service revenues. An increase in the percentage of total revenues represented by service revenues and/or our VS Production solution could adversely affect our overall gross profit margins.

    Service revenues as a percentage of total revenues and cost of service revenues as a percentage of total revenues have varied significantly from quarter to quarter due to our relatively early stage of development. Historically, the relative amount of service revenues as compared to license revenues has varied based on customer demand for our application services revenues. Our application services require a relatively fixed level of investment in staff, facilities and equipment. We typically have operated our application service business at a loss due to fixed investments that exceeded actual levels of revenues realized. We have reduced the application service fixed investments over the past year. However, there is no assurance that the level of application service revenues in the new fiscal year will allow us to recover our fixed costs and make a positive gross profit margin. In addition, we have experienced an increase in the percentage of license customers requesting professional services as a result of our introduction of professional services in the fourth quarter of fiscal 2001, which will also impact the relative amount of service revenues as compared to license revenues. We expect that the amount and profitability of our professional services will depend in large part on:

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

    Customers that license our products may require consulting, implementation, maintenance and training services and obtain them from our internal professional services, customer support and training organizations. When we provide these services, we may be required to recognize revenues from the licensing of our software products as the implementation services are performed or based upon the completed contract method. If our internal professional services organization does not effectively implement and support our products or if we are unable to expand our internal professional services organization as needed to meet our customers' needs, our ability to sell software, and accordingly our revenues, will be harmed.

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

    For example, although the Company's mix of license and service revenues generally varies from quarter to quarter based upon the timing of license shipments and other factors, our service revenues decreased during the three months ended September 30, 2001 in comparison to the three months ended June 30, 2001 as a result of reduced revenues from a large application services customer. This application services customer accounted for approximately 14% of our total revenues during the year ended March 31, 2002. However, our revenue recognition policies precluded us from recognizing revenues from this customer in certain quarters as we did not receive certain payments from this customer that were due to us. As a result, this customer accounted for 16% of our total revenues during the three months ended June 30, 2001, less than 5% of our total revenues in the three months ended September 30, 2001, and 30% of our total revenues in the three months ended December 31, 2001 (the fiscal quarter in which we received significant payments from the customer for past services performed in the June 2001 and September 2001 quarters).

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

    In addition, we recently introduced our new application products that are aimed toward a broadened business user base within our key markets. We are inexperienced with our sales cycle for these new application products to these users and we cannot predict how the market for our application products will develop, and part of our strategic challenge will be to convince these users of the productivity, communications, cost and other benefits of our application products. Accordingly, it is likely that delays in our sales cycles with these application products will occur and this could cause significant variations in our operating results.

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

    Our ability to achieve recurring revenues from some of our application services is partly dependent upon the success of our customers in generating traffic on the video-related sections of their Internet sites. Generally, we generate recurring revenue from our application services whenever our customers add more hours of video to an existing project. If our consumer-oriented customers do not attract and maintain traffic on video-related sections of their sites, video queries may decrease and customers may decide not to add more hours of video to existing projects. This result would cause revenues from our application services to decrease, which will prevent us from growing our business.

We rely on, and expect to continue to rely on, a limited number of customers for a significant portion of our revenues and if any of these customers stops licensing our software or purchasing our services, our operating results will suffer.

     Historically, a limited number of customers has accounted for a significant portion of our revenues and revenues from media and entertainment companies have comprised a substantial portion of our total revenues followed by revenues from corporate enterprises, government agencies and educational institutions. During the fourth fiscal quarter of our fiscal year ended March 31, 2002, we completed our application services contract with our largest customer (a media and entertainment customer) for the fiscal year ended March 31, 2002. We were unable to reach mutually agreeable terms for a renewal with this former customer. In addition, our historically largest reseller (that generally re-sold our products to media and entertainment enterprises) announced that it is divesting its business segment in which our products are most complementary. As a result, we encountered very little channel sales activity from this reseller during the fourth fiscal quarter of our fiscal year ended March 31, 2002. We believe these two factors contributed to our quarterly decline in total revenues during the fourth fiscal quarter of our fiscal year ended March 31, 2002. As a result of this significant customer loss and channel partner loss, our future operating results could be significantly harmed. In addition, if we were to lose one of our other large customers or any of our large customers were to delay or default on obligations under their contracts with us, our future operating results could be significantly harmed.

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

    We have communications hardware and computer hardware operations located at Exodus Communications' facility in Santa Clara, California and at Palo Alto Internet Exchange in Palo Alto, CA. We do not have complete backup systems for these operations. A problem with, or failure of, our communications hardware or operations could result in interruptions or increases in response times on the Internet sites of our customers. Furthermore, if these third party partners fail to adequately maintain or operate our communications hardware or do not perform our computer hardware operations adequately, our services to our customers may not be available. We have experienced system failures in the past. Other outages or system failures may occur. Any disruptions could damage our reputation, reduce our revenues or otherwise harm our business. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

If we do not successfully develop new products and services to respond to rapid market changes due to changing technology and evolving industry standards, our business will be harmed.

    The market for our products and services is characterized by rapidly changing technology, evolving industry standards, frequent new product and service introductions and changes in customer demands. Intense competition in our industry may exacerbate these market characteristics. Our future success will depend to a substantial degree on our ability to offer products and services that incorporate leading technology, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. To succeed, we must anticipate and adapt to customer requirements in an effective and timely manner, and offer products and services that meet customer demands. If we fail to do so, our products and services will not achieve widespread market acceptance, and we may not generate significant revenues to offset our development costs, which will hurt our business.

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


    We have significant operations in the state of California and are dependent on a continuous power supply. California has had energy crises in the past that resulted in rolling blackouts throughout the state. These rolling blackouts could have substantially disrupted our operations and have increased our expenses. California may implement future rolling blackouts should the state find itself in a similar future energy predicament. If blackouts interrupt our power supply, we may be temporarily unable to continue operations at our California facilities. Any such interruption in our ability to continue operation at our facilities could delay the development of our products and services and disrupt communications with our customers or other third parties on which we rely, such as web hosting service providers. Future interruptions could damage our reputation and could result in lost revenue, either of which could substantially harm our business and results of operations. Furthermore, there have been, in the past, shortages in wholesale electricity supplies and this has caused power prices to increase. If energy prices should increase again in the future, our operating expenses will likely increase which could have a negative effect on our operating results, which in turn may cause our stock price to fall.


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

    Our future success depends to a significant extent on the continued services of our senior management and other key personnel such as senior development staff, product marketing staff and sales personnel. The loss of key employees would likely have an adverse effect on our business. We do not have employment agreements with most of our senior management team. If one or more of our senior management team were to resign, the loss could result in loss of sales, delays in new product development and diversion of management resources.

The threat of terrorism and/or other major militaristic related responses creates a greater amount of instability for global business operations and should a major catastrophe occur, our business may be harmed.

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

    In addition, the significant majority of our operations are conducted at offices within a 60-mile radius of the major metropolitan cities of San Francisco, New York City, Boston and London. We conduct our business in leased space that is shared with other tenants and that contain ventilation systems and postal operations. Our business also requires that certain personnel, including our officers, travel in order to perform their jobs appropriately. Should a major catastrophe occur nationally, internationally or in specific cities where we conduct our operations our business could be harmed. In addition, should a catastrophe occur related to any of our employees, our business may be harmed.

Our workforce reductions and financial performance may adversely affect the morale and performance of our personnel we wish to retain and may adversely affect our ability to hire new personnel.

   Our restructuring efforts included reductions in our workforce in order to reduce costs and bring staffing in line with our anticipated requirements. There were costs associated with the workforce reductions related to severance and other employee-related costs, and our realignment plan may yield unanticipated costs and consequences, such as attrition beyond our planned reduction in staff. In addition, our common stock has declined in value below the exercise price of many options granted to employees pursuant to our stock option plans. Thus, the intended benefits of the stock options granted to our employees, the creation of performance and retention incentives, may not be realized. In addition, workforce reductions and management changes create anxiety and uncertainty and may adversely affect employee morale. As a result, we may lose employees whom we would prefer to retain. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies they perceive as having less volatile stock prices. In addition, we may be required to create additional performance and retention incentives in order to retain these employees including the granting of additional stock options to these employees at current prices or issuing incentive cash bonuses. Such incentives may either dilute our existing stockholder base or result in unforeseen operating expenses, which may cause our stock price to fall. For example, in February 2002, we introduced a Voluntary Stock Option Cancellation and Re-grant Program in which a number of our employees cancelled stock options that had significantly higher exercise prices in comparison to where our common stock price currently trades. These employees will receive new options in August 2002 at exercise prices equivalent to our common stock price at that date. This may cause dilution to our existing stockholder base, which may cause our stock price to fall. Additionally, the exercise price of the new option could potentially be higher than the price of the cancelled options, which would render the options less effective as an incentive for our employees.

Because competition for qualified personnel is intense, we may not be able to recruit or retain personnel, which could impact the development and acceptance of our products and services.

    We expect that we will need to hire sales, development, marketing and administrative personnel in the foreseeable future. Competition for personnel throughout our industry is intense. We may be unable to attract or assimilate other highly qualified employees in the future particularly given our continued operating losses and weakening cash position. We have in the past experienced, and we expect to continue to experience, difficulty in hiring highly skilled employees with appropriate qualifications. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Some members of our existing management team have been employed at Virage for less than one year. We may fail to attract and retain qualified personnel, which could have a negative impact on our business.

Failure to properly manage our potential growth would be detrimental to our business.

    Any growth in our operations will place a significant strain on our resources, especially in light of the significant headcount reductions we have made to our business during the year ended March 31, 2002 and may be required to make in the future. To the extent we acquire other businesses, we would also need to integrate and assimilate new operations, technologies and personnel. Failure to manage any growth effectively could hurt our business.

We have leases for our facilities that expire on various dates through 2006 that we may not be able to fully utilize and this may cause us to incur large write-offs for excess capacity.

    Our principal administrative, research and development, sales, services and marketing activities are conducted on two leased properties in San Mateo,
California: the first property consists of 21,000 square feet and expires in May 2002 and the second property consists of 48,000 square feet and expires in September 2006. In addition, we lease a property in New York City for services and sales under a lease that expires in March 2005, a property near Boston, Massachusetts where the Company performs research and development under a lease that expires in June 2003 and a property near London, England where the Company performs sales, services, marketing and administrative activities and that expires in February 2004. During the years ended March 31, 2002 and 2001, the Company was able to sublease its excess capacity at its facilities and received rental payments from its tenants. Two of the Company's sublease tenants who accounted for the significant majority of the Company's sublease receipts did not renew their sublease agreements during the year ended March 31, 2002. The Company has not been successful in finding any new sublease tenants and, accordingly, recorded expense of $396,000 during the three months ended March 31, 2002 to account for its on-going, excess operating facilities. Should the Company continue to have excess operating lease capacity and the Company is unable to find a sub lessee at a rate equivalent to its operating lease rate, the Company would be required to record a charge for the rental payments that the Company owes to its landlord relating to this excess facility capacity. The Company's management reviews its facility requirements and assesses whether any excess capacity exists as part of its on-going financial processes.

If demand for our application services decreases, we may not be able to fully utilize our capacity and this may cause us to incur large charges for excess capacity.

   Our application services use significant capital equipment and other infrastructure resources that have been purchased and engaged to support its current customer requirements. Our application services are new and unproven and revenues and related expenses are difficult to forecast. Customers typically engage in contracts for our application services for a period of six to twelve months and no customer has any obligation to renew. During the year ended March 31, 2002, the Company incurred equipment write-downs of $455,000 as a direct result of a decline in demand for its application services. Should the Company lose other customers for its application services, the Company may have excess capacity and be required to record additional charges for excess capital equipment and/or other infrastructure costs. The Company's management reviews its capacity requirements and assesses whether any excess capacity exists as part of its on-going financial processes.

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

As we operate internationally, we face significant risks in doing business in foreign countries.

    We are subject to a number of risks associated with international business activities, including:

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

    In addition to the above-stated risks, under the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), any future goodwill resulting from any future acquisitions we may undertake will not be amortized but instead reviewed at least annually for impairment. We will be required to test goodwill for impairment using the two-step process prescribed in FAS 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. Should we enter into any future acquisition transactions and general macroeconomic deteriorate subsequent to the acquisition, which affects our business and operating results over the long-term, and/or should the future acquisition target not provide the results that are anticipated when the merger is consummated, we could be required to record accelerated impairment charges related to goodwill, which could adversely affect our financial results.

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

    Competition among Internet video infrastructure companies seeking to attract new customers is intense and we expect this intensity of competition to increase in the future. Our competitors vary in size and in the scope and breadth of the products and services they offer and may have significantly greater financial, technical and marketing resources. Our direct competition in the marketplace comes primarily from Convera Corporation. We may also compete indirectly with system integrators to the extent they may embed or integrate competing technologies into their product offerings, and in the future we may compete with video service providers and searchable video portals. In addition, we may compete with our current and potential customers who may contemplate developing software or performing application services internally. Furthermore, we may compete with new or different competitors who sell similar or competing solutions in the vertical markets applicable to our various solution applications. Increased competition could result in price reductions, reduced margins or loss of market share, any of which will cause our business to suffer.

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

Item 2.  Properties

     Our principal administrative, research and development, sales, services and marketing activities are conducted on two leased properties in San Mateo,
California: the first property consists of 21,000 square feet and expires in May 2002 and the second property consists of 48,000 square feet and expires in September 2006. In addition, we lease a property in New York City for services and sales under a lease that expires in March 2005, a property near Boston, Massachusetts where the Company performs research and development under a lease that expires in June 2003 and a property near London, England where the Company performs sales, services, marketing and administrative activities and that expires in February 2004.

Item 3.  Legal Proceedings


   Beginning on August 22, 2001, purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re Virage, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-7866 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). On or about April 19, 2002, the plaintiffs electronically served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased the Company's common stock from June 28, 2000 through December 6, 2000. It names as defendants the Company, two of our officers, and several investment banking firms that served as underwriters of our initial public offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offering did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.


     The Company is aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. Defendants' time to respond to the complaints has been stayed pending a plan for further coordination. We believe that the allegations against our officers and us are without merit, and we intend to contest them vigorously.

    From time to time, the Company may become involved in litigation claims arising from its ordinary course of business. The Company believes that there are no claims or actions pending or threatened against it, the ultimate disposition of which would have a material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended March 31, 2002.

Executive Officers of the Registrant

   The following table sets forth certain information regarding our executive officers as of June 12, 2002:


                   Name                        Age                          Position
                   ----                        ---                          --------
Paul G. Lego.............................      43      President, Chief Executive Officer and Chairman
                                                       of the Board of Directors
Alfred J. Castino........................      50      Chief Financial Officer
Stanford S. Au...........................      39      Vice President, Engineering
David J. Girouard........................      36      Senior Vice President, Marketing and Corporate
                                                       Strategy
Michael H. Lock..........................      39      Senior Vice President, Worldwide Sales
Frank H. Pao.............................      33      Vice President, Business Affairs


     Paul G. Lego, chairman of the board of directors, president and chief executive officer, joined Virage in January 1996. From January 1995 to January 1996, Mr. Lego was an associate at Sutter Hill Ventures, a venture capital firm. From June 1988 to December 1994, Mr. Lego was the chief operating officer at Digidesign, a manufacturer of digital audio recording and editing systems, which was acquired by Avid Technology in January 1995. Mr. Lego has also held various marketing, manufacturing and engineering positions with Pyramid Technology Corporation, the General Electric Company and Digital Equipment Corporation. Mr. Lego holds a B.S. in electrical engineering from Cornell University and an M.B.A. from Harvard Business School.

     Alfred J. Castino, chief financial officer, joined Virage in January 2000. From September 1999 to January 2000, Mr. Castino was the chief financial officer of RightPoint, a marketing software firm that was acquired by E.piphany. From September 1997 to August 1999, Mr. Castino was employed at PeopleSoft as vice president of finance and chief accounting officer, as senior vice president of finance and administration, and chief financial officer. From April 1996 to September 1997, Mr. Castino was vice president and corporate controller at Chiron Corporation, a biotechnology company. From August 1989 to March 1996, Mr. Castino held finance positions at Sun Microsystems including finance director of United States operations, director of finance and planning for European operations, and assistant corporate controller. Mr. Castino's prior experience also includes seven years at Hewlett-Packard Company in various financial management positions. Mr. Castino is a certified public accountant. Mr. Castino holds a B.A. in economics from Holy Cross College and an M.B.A. from Stanford University.

     Stanford S. Au, vice president, engineering, joined Virage in January 2002. Mr. Au came to Virage from AOL-Time Warner's Netscape Communications, where he held various positions from 1998 to 2002, most recently as vice president and general manager of AOL's IBPP business unit. Prior to Netscape, he was an original member of KIVA software's executive staff, which was acquired by Netscape. Mr. Au has also held various engineering and senior management positions at Apple Computer, Sun Microsystems, and Hewlett-Packard. Mr. Au holds a B.S. in electrical engineering and computer science from the University of California, Berkeley.

     David J. Girouard, senior vice president, marketing and corporate strategy, joined Virage in May 1997. Prior to becoming our senior vice president, marketing and corporate strategy, Mr. Girouard was our vice president and general manager, Virage Interactive, and was as a director of product marketing. From December 1994 to April 1997, Mr. Girouard was a product manager in the worldwide product marketing group at Apple Computer. Mr. Girouard holds a B.A. in engineering sciences and a B.E. from Dartmouth College. He also holds an M.B.A. from the University of Michigan.

     Michael H. Lock, senior vice president, worldwide sales, joined Virage in January 2001. Prior to joining Virage, Mr. Lock held various sales and marketing positions at Oracle Corporation, most recently as Vice President, Sales and Marketing, from 1996 to 2000. Mr. Lock also has served in a variety of sales, marketing and general management positions with IBM, Dun and Bradstreet Software and Drake International. Mr. Lock received a B.S. in Business Administration from Wilfrid Laurier University in Ontario, Canada.

     Frank H. Pao, vice president, business affairs, joined Virage in April 1997. From September 1994 to March 1997, Mr. Pao specialized in intellectual property and licensing transactions at the law firm of Gray Cary Ware & Freidenrich. He has also held various engineering positions at Advanced Cardiovascular Systems and Lawrence Berkeley Laboratories. Mr. Pao holds a B.S. in bioengineering from the University of California at Berkeley and a J.D. from Boalt Hall School of Law at the University of California at Berkeley.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     (a) Our common stock is listed on the Nasdaq National Market under the symbol "VRGE".

     Following our initial public offering on June 29, 2000, the following high and low closing sales prices were reported by Nasdaq in each period indicated:

                                                          High              Low
                                                          ----              ---
   Year Ended March 31, 2002
   -------------------------
        Fourth quarter                                   $ 3.56           $ 2.00
        Third quarter                                    $ 3.47           $ 1.61
        Second quarter                                   $ 4.15           $ 1.65
        First quarter                                    $ 5.90           $ 1.81
   Year Ended March 31, 2001
   -------------------------
        Fourth quarter                                   $ 7.50           $ 2.00
        Third quarter                                    $18.38           $ 4.63
        Second quarter                                   $30.63           $10.00
        First quarter (from June 29, 2000)               $22.00           $14.47

     The reported last sale price of our common stock on the Nasdaq National Market on June 12, 2002 was $1.02. The approximate number of holders of record of the shares of our common stock was 255 as of June 12, 2002. This number does not include stockholders whose shares are held in trust by other entities. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.


     We have not paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

     (b) There has been no change to the disclosure contained in our report on Form 10-Q for the nine months ended December 31, 2001 regarding the use of proceeds generated by our initial public offering.

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

                                                                                      Fiscal Years Ended
                                                                                            March 31,
                                                               --------------------------------------------------------------------
                                                                 2002           2001           2000           1999           1998
                                                               --------       --------       --------       --------       --------
                                                                              (in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
  License revenues ......................................      $  7,414       $  6,161       $  4,188       $  1,956       $  1,438
  Service revenues ......................................         9,099          5,136          1,102            253            130
  Other revenues ........................................           232            104            271          1,141          1,134
                                                               --------       --------       --------       --------       --------
         Total revenues .................................        16,745         11,401          5,561          3,350          2,702
Cost of revenues:
  License revenues ......................................           705            723            870            397            454
  Service revenues ......................................         8,607          7,381          2,400            426             62
  Other revenues ........................................           153            149            260            859            809
                                                               --------       --------       --------       --------       --------
         Total cost of revenues .........................         9,465          8,253          3,530          1,682          1,325
                                                               --------       --------       --------       --------       --------
Gross profit ............................................         7,280          3,148          2,031          1,668          1,377
Operating expenses:
  Research and development ..............................         9,172          9,101          4,182          2,325          1,751
  Sales and marketing ...................................        17,301         17,129          8,349          4,362          2,810
  General and administrative ............................         4,985          5,298          2,653          1,273            935
  Stock-based compensation ..............................         5,113          3,294          1,070             --             --
                                                               --------       --------       --------       --------       --------
         Total operating expenses .......................        36,571         34,822         16,254          7,960          5,496
                                                               --------       --------       --------       --------       --------
Loss from operations ....................................       (29,291)       (31,674)       (14,223)        (6,292)        (4,119)
Interest and other income, net ..........................         1,541          2,800            384            123             19
                                                               --------       --------       --------       --------       --------
Loss before income taxes ................................       (27,750)       (28,874)       (13,839)        (6,169)        (4,100)
Provision for income taxes ..............................            --             --            (36)            --             --
                                                               --------       --------       --------       --------       --------
Net loss ................................................       (27,750)       (28,874)       (13,875)        (6,169)        (4,100)
Series E convertible preferred stock
  dividend ..............................................            --             --         (4,544)            --             --
                                                               --------       --------       --------       --------       --------
Net loss applicable to common
  stockholders ..........................................      $(27,750)      $(28,874)      $(18,419)      $ (6,169)      $ (4,100)
                                                               ========       ========       ========       ========       ========
Basic and diluted net loss per share
  applicable to common stockholders .....................      $  (1.37)      $  (1.88)      $  (8.06)      $  (3.67)      $  (2.84)
                                                               ========       ========       ========       ========       ========
Shares used in computation of basic and
  diluted net loss per share applicable
  to common stockholders ................................        20,327         15,397          2,286          1,679          1,443


                                                                                              March 31,
                                                                   ----------------------------------------------------------------
                                                                     2002          2001          2000          1999          1998
                                                                   --------      --------      --------      --------      --------
                                                                                           (in thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments ............     $ 30,694      $ 48,131      $ 10,107      $  4,357      $  5,780
Working capital ..............................................       24,077        40,588         8,101         3,879         4,723
Total assets .................................................       39,552        60,206        18,872         6,605         7,289
Long-term obligations, net of current portion ................           --            --            83           241           311
Redeemable convertible preferred stock .......................           --            --        36,995        17,936        12,472
Accumulated deficit ..........................................      (88,924)      (61,174)      (32,300)      (13,881)       (7,712)
Total stockholders' equity (net capital deficiency) ..........     $ 30,059      $ 49,706      $(23,221)     $(13,326)     $ (7,257)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the "Selected Consolidated Financial Data", the condensed consolidated financial statements and related notes contained herein. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We may identify these statements by the use of words such as "believe", "expect", "anticipate", "intend", "plan" and similar expressions. These forward-looking statements involve several risks and uncertainties. Our actual results may differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those described under the caption "Risk Factors" herein. These forward-looking statements speak only as of the date of this report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business as addressed elsewhere in this report.

Fiscal Year 2002 Overview

    Virage, Inc. is a provider of software products, professional services and application services that enable owners of rich-media and video assets to more effectively communicate, manage, retrieve and distribute these rich-media assets for improved productivity and communications. Depending on their particular needs and resources, our customers may elect to license our software products or employ our application or professional services. Our customers include media and entertainment companies, other corporations, government agencies and educational institutions.

Application Products Launches

   Our traditional video software offerings, including our SmartEncode and server suite of products, have historically met the needs of users who have video and rich-media assets and need to publish, manage, and distribute these assets over the Internet and/or their intranets. In order to expand the market for our technology beyond these products, we have recently refocused our product development, sales, and marketing strategies in an effort to address common business user problems in multiple areas of an enterprise. We want to provide these users with a quick, reliable, and scalable solution to their problems while affording them a definitive return on their investment.


   Pursuant to this goal, in December 2001, we announced our first two rich-media application products: VS Publishing and VS Webcasting. VS Publishing offers media and entertainment customers a streamlined workflow for rich-media web publishing, including a simple editorial control and greater website programming capabilities. The new product allows content owners to publish more content with fewer resources. VS Publishing is available as either in-house software or as a hosted service. VS Webcasting allows corporations to self-produce live and on-demand webcasting events such as executive communications, human resource broadcasts and webinars. Webcasts can include audio and video synchronized with slide presentations and documents as well as audience polls and questions. At the same time, VS Webcasting creates a searchable, on-demand version of the event that is available after the live broadcast is completed. VS Webcasting is available as either in-house software or as a hosted service.

   In February and April 2002, respectively, we announced our third and fourth software application products, VS Learning and VS Production. VS Learning is a new enterprise software application for rich media training and e-learning that enables companies to create, manage, publish and view on-demand training courses and presentations containing video and other rich media information. The solution is available both as a licensed software product and as a hosted service. VS Production is an integrated software solution for media and entertainment enterprises that automates the professional video production process from acquisition to distribution.

   We believe that the success of our application products is critical to our future and have heavily invested our resources in the development, marketing, and sale of them. The market for our application products is in a relatively early stage. We cannot predict how much the market for our application products will develop, and part of our strategic challenge will be to convince enterprise customers of the productivity, communications, cost, and other benefits of our solutions. Our future revenues and revenue growth rates will depend in large part on our success in creating market acceptance for our application products.

Business Restructuring Charges

   During the year ended March 31, 2002, we continually evaluated our cost structure, reviewed the relative success of our various service offerings, and analyzed our geographical office needs based on historical and expected future market demands. As part of these reviews, we reduced headcount and infrastructure, particularly in our application services business, and consolidated operations throughout the world, resulting in headcount reductions of approximately 60 employees and the recording of $2,038,000 in business restructuring charges during the year. A breakdown of our business restructuring charges and the remaining restructuring accrual as of March 31, 2002 is as follows:

                                                                       Expenditures       Balance at
   Category                                          Additions       Cash       Non-cash  March 31, 2002
   --------                                          ---------       ----       --------  --------------
Excess facilities and other exit costs .........       $  655       $  151       $   --       $  504
Employee separation and other costs ............          928          669           --          259
Equipment write-downs ..........................          455           --          455           --
                                                       ------       ------       ------       ------
  Total ........................................       $2,038       $  820       $  455       $  763
                                                       ======       ======       ======       ======

   Excess Facilities and Other Exit Costs: Excess facilities and other exit costs relate to lease obligation and closure costs associated with offices we have vacated as a result of our cost reduction initiatives. The office locations affected by our cost restructuring efforts include our San Mateo, California, and Munich, Germany offices. In our San Mateo headquarters location, we have an operating lease commitment for approximately 48,000 square feet of office space, an amount higher than our current needs. As a result, we have vacated a portion of this facility and recorded $396,000 in expense. It is management's best estimate that this space will continue to be vacant for the next 12 months and that we will not be able to recoup the losses from our rental payments for the period from April 1, 2002 to March 31, 2003 by earning a profit from a sub lessee at some point over the course of our obligation period, which continues through September 2006. The current commercial real estate market in Northern California is poor for sub lessors looking for tenants, and while we will make every attempt to secure a sublease, we believe that we will be unable to sublease this additional space at a reasonable rate for the next 12 months. We also recorded other excess facilities costs of $215,000 primarily related to our 21,000 square foot facility in San Mateo. Should we continue to have excess operating lease capacity and be unable to find a sub lessee at a rate equivalent to our operating lease rate, we would be required to record additional charges for the rental payments that we owe to our landlord relating to this excess facility. Our management reviews its facility requirements and assesses whether any excess capacity exists as part of our on-going financial processes.

   Due to an unfavorable market environment in Germany and most of Central Europe, we decided to close our satellite sales office in Munich, Germany, in March 2002. Pursuant to this closure, we recorded approximately $44,000 in exit costs, primarily attributable to equipment lease commitments and legal fees. We do not have any outstanding operating lease commitments in Germany for office space after the closure of the office in March 2002.

   Employee Severance: Employee separation and other costs, which include severance, related taxes, outplacement and other benefits, totaled approximately $928,000 during the year ended March 31, 2002 (representing approximately 60 terminated employees), of which $669,000 had been paid in cash as of March 31, 2002. Personnel affected by the cost reduction initiatives include employees in positions throughout the company in sales, marketing, services, engineering, and general and administrative functions in all geographies, with a particular emphasis on our application services employees as we further downsized this business.

   Equipment Write-Downs: As part of our cost restructuring efforts, we decided to substantially downsize our application services offering, both in response to weak market conditions and to the termination of our contract with our largest customer during the year ended March 31, 2002. Pursuant to these efforts, we reduced our application services infrastructure by taking a portion of our production equipment out of service and subsequently writing off approximately $455,000 in assets at net book value, primarily in our New York office. Should we lose other application services customers, we may have excess capacity and be required to record additional charges for excess capital equipment and/or other infrastructure costs. Our management reviews its capacity requirements and assesses whether any excess capacity exists as part of our on-going financial processes.

Voluntary Stock Option Cancellation and Re-grant Program

   In February 2002, we canceled 2,678,250 stock options of certain employees who elected to participate in our voluntary stock option cancellation and re-grant program. Many of our employees canceled stock options that had significantly higher exercise prices in comparison to where our common stock price currently trades. On approximately August 7, 2002, we currently have an obligation to issue 2,653,250 stock options with a new exercise price equal to the closing fair market value of our stock on August 7, 2002. As a result of this program, we were required to accelerate the amortization of the remaining deferred compensation related to these canceled stock options. This acceleration of amortization is included in the $6,511,000 of deferred compensation expense recorded in our statement of operations for the year ended March 31, 2002.

   We believe that this program will help to retain our employees and to improve our workforce morale. However, this program may cause dilution to our existing stockholder base, which may cause our stock price to fall. Additionally, the exercise price of the new option could potentially be higher than the price of the cancelled options, which would render the options less effective as an incentive for our employees.

Critical Accounting Policies & Estimates

   The discussion and analysis of our financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are reviewed as part of our management's on-going financial processes. Actual results may differ from these estimates under different assumptions and conditions.

   We believe our critical accounting policies and estimates include accounting for revenue recognition and the accounting and related estimates for our commitments and contingencies.

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

    Our revenue recognition policy is in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition", as amended by Statement of Position No. 98-4, "Deferral of the Effective Date of SOP 97-2, "Software Revenue Recognition"" ("SOP 98-4"), and Statement of Position No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions" ("SOP 98-9") and is also consistent with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements.". For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met. We consider all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If collectibility is not considered probable, revenue is recognized when the fee is collected. No customer has the right of return.

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

    Should professional services be essential to the functionality of the licenses in a license arrangement which contains professional services or should an arrangement not meet the criteria mentioned above, both the license revenues and professional service revenues are recognized in accordance with the provisions of the AICPA's Statement of Position No. 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts" ("SOP 81-1"). When reliable estimates are available for the costs and efforts necessary to complete the implementation services and the implementation services do not include contractual milestones or other acceptance criteria, we account for the arrangements under the percentage of completion contract method pursuant to SOP 81-1 based upon input measures such as hours or days. When such estimates are not available, the completed contract method is utilized. When an arrangement includes contractual milestones, we recognize revenues as such milestones are achieved provided the milestones are not subject to any additional acceptance criteria.

    Application services. Application services revenues consist primarily of account set-up, web design and integration fees, video processing fees and application hosting fees. Account set-up, web design and integration fees are recognized ratably over the contract term, which is generally six to twelve months. We generate video processing fees for each hour of video that a customer deploys. Processing fees are recognized as encoding, indexing and editorial services are performed and are based upon hourly rates per hour of video content. Application hosting fees are generated based on the number of video queries processed, subject to monthly minimums. We recognize revenues on transaction fees that are subject to monthly minimums on a monthly basis since we have no further obligations, the payment terms are normal and each month is a separate measurement period.

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

    We follow very specific and detailed guidelines, discussed above, in determining revenues; however, certain judgments and estimates are made and used to determine revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue recognized for any period if different conditions were to prevail. For example, in determining whether collection is probable, we assess each customer's ability and intent to pay. Our actual experience with respect to collections could differ from our initial assessment if, for instance, unforeseen declines in the overall economy occur and negatively impact our customers' financial condition. To date, we believe that our revenue recognition has been proper and our related reserves have been sufficient.

Commitments and Contingencies

    In the normal course of business, we are subject to commitments and contingencies, including operating leases, restructuring liabilities, and legal proceedings and claims that cover a wide range of matters, including securities-related litigation and other claims in the ordinary course of business. We record accruals for such contingencies based upon our assessment of the probability of occurrence and, where determinable, an estimate of the liability. We consider many factors in making these assessments including past history and the specifics of each matter. We believe that there are no claims or actions pending or threatened against us that would have a material adverse effect on our operating results. Further, we review our assessment of the likelihood of loss on any outstanding contingencies as part of our management's on-going financial processes. However, actual results may differ from these estimates under different assumptions and conditions.

Results of Operations

    The following table sets forth consolidated financial data for the periods indicated, expressed as a percentage of total revenues.


                                                        Fiscal Years Ended
                                                             March 31,
                                                      ------------------------
                                                      2002      2001      2000
                                                      ----      ----      ----
Revenues:
  License revenues ...............................      44%       54%       75%
  Service revenues ...............................      54        45        20
  Other revenues .................................       2         1         5
                                                      ----      ----      ----
          Total revenues .........................     100       100       100
                                                      ----      ----      ----
Cost of revenues:
  License revenues ...............................       4         6        16
  Service revenues ...............................      52        65        43
  Other revenues .................................       1         1         5
                                                      ----      ----      ----
          Total cost of revenues .................      57        72        64
                                                      ----      ----      ----
Gross profit .....................................      43        28        36
Operating expenses:
  Research and development .......................      55        80        75
  Sales and marketing ............................     103       150       150
  General and administrative .....................      30        47        48
  Stock-based compensation .......................      30        29        19
                                                      ----      ----      ----
          Total operating expenses ...............     218       306       292
                                                      ----      ----      ----
Loss from operations .............................    (175)     (278)     (256)
Interest and other income, net ...................       9        25         7
                                                      ----      ----      ----
Loss before income taxes .........................    (166)     (253)     (249)
Provision for income taxes .......................      --        --        --
                                                      ----      ----      ----
Net loss .........................................    (166)     (253)     (249)
Series E convertible preferred stock dividend ....      --        --       (82)
                                                      ----      ----      ----
Net loss applicable to common stockholders .......    (166)%    (253)%    (331)%
                                                      ====      ====      ====


    We incurred net losses applicable to common stockholders of $27,750,000, $28,874,000, and $18,419,000 during the three years ended March 31, 2002, 2001 and 2000, respectively. As of March 31, 2002, we had an accumulated deficit of $88,924,000. We expect to continue to incur operating losses for the foreseeable future. In view of the rapidly changing nature of our market and our limited operating history, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our historic revenue growth rates are not necessarily sustainable or indicative of our future growth.

Fiscal Years Ended March 31, 2002 and 2001

    Revenues. Total revenues increased to $16,745,000 in fiscal 2002 from $11,401,000 in fiscal 2001, an increase of $5,344,000. This increase was due to increases in license, service and other revenues. International revenues increased in absolute dollars to $3,997,000, or 24% of total revenues, in fiscal 2002 from $3,341,000, or 29% of total revenues, in fiscal 2001. One customer accounted for 14% of total revenues in fiscal 2002. There were no customers who accounted for more than 10% of total revenues in fiscal 2001.

    License revenues increased to $7,414,000 in fiscal 2002 from $6,161,000 in fiscal 2001. This increase was a result of both higher unit sales of our VideoLogger and Virage Solution Server products and the introduction of new product lines. Recently, our largest reseller announced that it will divest its business segment in which our products are most complementary. As a result, we encountered very little channel sales activity from this reseller during the final fiscal quarter of our fiscal year ended March 31, 2002. We believe this factor contributed to our quarterly decline in total revenues during the final fiscal quarter of our fiscal year ended March 31, 2002. As a result of the loss of this channel partner, or if we were to lose one of our other large customers, or if this customer or any other large customer were to delay or default on obligations under their contracts with us, our future operating results could be significantly harmed.

    Service revenues increased to $9,099,000 in fiscal 2002 from $5,136,000 in fiscal 2001, an increase of $3,963,000. Approximately 56% of this increase was due to revenue growth from our application services offering while 22% of this increase was due to higher revenues from our professional services and training offerings. The remainder was due to an increase in the number of customers purchasing maintenance contracts. Service revenues in fiscal 2002 include $648,000 of warrant amortization recorded as contra-service revenues resulting from a warrant issued to MLBAM. The growth in application services revenues was primarily attributable to higher revenues from MLBAM, which accounted for 14% of total revenues during the year ended March 31, 2002. We do not expect any revenues from MLBAM in the current fiscal year since we could not mutually agree on terms for a renewal of this contract. We believe this factor contributed to our quarterly decline in total revenues during the final fiscal quarter of our fiscal year ended March 31, 2002.

    Other revenues increased to $232,000 in fiscal 2002 from $104,000 in fiscal 2001, an increase of $128,000. This increase was attributable to the level of engineering services performed pursuant to federal government research contracts.

    Cost of Revenues. Cost of license revenues consists primarily of royalty fees for third-party software products integrated into our products. Our cost of service revenues includes personnel expenses, related overhead, communication expenses and capital depreciation costs for maintenance and support activities and application and professional services. Our cost of other revenues primarily includes engineering personnel expenses and related overhead for engineering research for government projects. Total cost of revenues increased to $9,465,000, or 57% of total revenues, in fiscal 2002 from $8,253,000, or 72% of total revenues, in fiscal 2001. This increase in total cost of revenues was due to increases in the cost of service and other revenues, slightly offset by a decrease in the cost of license revenues.

    Cost of license revenues decreased to $705,000, or 10% of license revenues, in fiscal 2002 from $723,000, or 12% of license revenues, in fiscal 2001. This decrease was due to slightly lower unit sales of our products that are subject to unit-based (rather than fixed-fee) license royalty payments in fiscal 2002 in comparison to fiscal 2001.

    Cost of service revenues increased to $8,607,000, or 95% of service revenues, in fiscal 2002 from $7,381,000, or 144% of service revenues in fiscal 2001. This increase in absolute dollars was due to expenditures to support the growth of our application services business, particularly in support of our contract with MLBAM. As a result of both the termination of our contract with MLBAM and lower demand for our application services offering, we expect our cost of service revenues to decline in the foreseeable future as we continue our efforts to control costs and improve gross profit margins in this area.

    Cost of other revenues increased to $153,000, or 66% of other revenues, in fiscal 2002 from $149,000, or 143% of other revenues, in fiscal 2001. This absolute dollar increase was attributable to the level of engineering services performed pursuant to federal government research contracts.

    Research and Development Expenses. Research and development expenses consist primarily of personnel and related costs for our development efforts. Research and development expenses increased to $9,172,000, or 55% of total revenues, in fiscal 2002 from $9,101,000, or 80% of total revenues, in fiscal 2001. The increase in absolute dollars was primarily due to our business restructuring charges, particularly in connection with our lease write-downs, and was partially offset by lower variable headcount costs and reduced localization expenses. We expect research and development expenses to increase for the foreseeable future as we believe that significant product development expenditures are essential for us to maintain and enhance our market position and expand into new user markets. To date, we have not capitalized any software development costs as they have been insignificant after establishing technological feasibility.

    Sales and Marketing Expenses. Sales and marketing expenses consist of personnel and related costs for our direct sales force, pre-sales support and marketing staff, and marketing programs including trade shows and seminars. Sales and marketing expenses increased to $17,301,000, or 103% of total revenues, in fiscal 2002 from $17,129,000, or 150% of total revenues, in fiscal 2001. The increase in absolute dollars was primarily due to our business restructuring charges, particularly in connection with our lease write-downs, and was partially offset by lower travel costs. We expect sales and marketing expenses to remain in the range of relatively flat to a modest increase for the foreseeable future as we attempt to limit our overall expense growth for the company and to focus our marketing activities in specific areas, particularly with respect to our new application products.

    General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities, costs of our external audit firm and costs of our outside legal counsel. General and administrative expenses decreased to $4,985,000, or 30% of total revenues, in fiscal 2002 from $5,298,000 or 47% of total revenues, in fiscal 2001. The decrease was primarily due to lower variable headcount costs and reduced professional services fees, and was partially offset by business restructuring charges, particularly in connection with our lease write-downs. We expect general and administrative expenses to increase for the foreseeable future as we incur additional professional services costs, including higher legal fees and insurance premiums, especially for our director and officer liability insurance coverage.

    Stock-Based Compensation Expense. Stock based compensation expense represents the amortization of deferred compensation (calculated as the difference between the exercise price of stock options granted to our employees and the then deemed fair value of our common stock) for stock options granted to our employees. We recognized stock-based compensation expense of $5,113,000 and $3,294,000 in fiscal 2002 and 2001, respectively, in connection with the granting of stock options to our employees. Our stock-based compensation expense in fiscal 2002 increased due to the cancellation of stock options resulting from participation in our voluntary stock option cancellation and re-grant program for our employees. Effective April 1, 2002, we expect that stock-based compensation expense will decrease due to the immediate expensing of the majority of our employee-related deferred compensation in our fourth fiscal quarter of 2002. We will continue to amortize the remaining deferred compensation balance as expense for employees who did not participate in our voluntary stock option cancellation and re-grant program.

    Interest and Other Income, Net. Interest and other income, net, includes interest income from cash and cash equivalents offset (in fiscal 2001) by interest on capital leases and bank debt. Interest and other income, net, decreased to $1,541,000 in fiscal 2002 from $2,800,000 in fiscal 2001, a decrease of $1,259,000. The decrease was a result of lower interest rates and lower average cash balances during fiscal 2002.

    Provision for Income Taxes. We have not recorded a provision for federal and state or foreign income taxes in either fiscal 2002 or 2001 because we have experienced net losses since inception, which have resulted in deferred tax assets. We have recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance through future taxable profits.

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

    Cost of service revenues increased to $7,381,000, or 144% of service revenues, in fiscal 2001 from $2,400,000, or 218% of service revenues in fiscal 2000. This increase in absolute dollars was due almost entirely to larger expenditures to support the growth in our application services.

    Cost of other revenues decreased to $149,000, or 143% of other revenues, in fiscal 2001 from $260,000, or 96% of other revenues, in fiscal 2000. This absolute dollar decrease was due to a reduction in other revenues.

    Research and Development Expenses. Research and development expenses increased to $9,101,000, or 80% of total revenues, in fiscal 2001 from $4,182,000, or 75% of total revenues, in fiscal 2000. The increase in absolute dollars was primarily due to an increase in our research and development staff.

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

    General and Administrative Expenses. General and administrative expenses increased to $5,298,000, or 47% of total revenues, in fiscal 2001 from $2,653,000 or 48% of total revenues, in fiscal 2000. The significant majority of this increase was due to an increase in headcount, with the remainder due to increased external legal and audit costs.

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

Liquidity and Capital Resources

    As of March 31, 2002, we had cash, cash equivalents and short-term investments of $30,694,000, a decrease of $17,437,000 from March 31, 2001 and our working capital, defined as current assets less current liabilities, was $24,077,000, a decrease of $16,511,000 in working capital from March 31, 2001. The decrease in our cash, cash equivalents, and short-term investments and our working capital is primarily attributable to cash used in operating activities.

    Our operating activities resulted in net cash outflows of $17,871,000, $16,863,000, and $12,331,000 for the years ended March 31, 2002, 2001 and 2000, respectively. The cash used in these periods was primarily attributable to net losses applicable to common stockholders of $27,750,000, $28,874,000, and $18,419,000 in the years ended March 31, 2002, 2001 and 2000, respectively, offset by depreciation, losses on disposals of assets, and non-cash, stock-based charges.

    Investing activities resulted in cash inflows of $1,968,000 for the year ended March 31, 2002 and cash outflows of $34,770,000 and $2,021,000 for the years ended March 31, 2001 and 2000, respectively. Our investing inflows were primarily from the maturity of our short-term investments and our outflows were primarily for the purchase of short-term investments and capital equipment. We expect that we will continue to invest in short-term investments and purchase capital equipment as we replace older equipment with newer models.

    Financing activities provided net cash inflows of $809,000, $61,206,000, and $20,103,000 during the years ended March 31, 2002, 2001 and 2000, respectively. These inflows were primarily from the proceeds of our employee stock purchase plan during fiscal 2002 and from sales of our preferred and common stock (including our IPO in fiscal 2001) during fiscal 2001 and 2000.

    At March 31, 2002, we have contractual and commercial commitments not included on our balance sheet primarily for our San Mateo, California facility that we have an obligation to lease through September 2006. These commitments are payable in each of our fiscal years ended March 31 as follows: $3,486,000 in 2003, $3,445,000 in 2004, $3,382,000 in 2005, $3,240,000 in 2006 and $1,844,000
in 2007 ($15,397,000 in total). Additional information regarding our contractual and commercial commitments is provided in Note 2 of our Consolidated Financial Statements and Notes thereto included in Part II, Item 8, of this Annual Report.

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

Recent Accounting Pronouncements

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations ("FAS 141")." FAS 141 requires use of the purchase method for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling method. FAS 141 also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill. Under the new criteria, an acquired intangible asset would not be recognized separately from goodwill unless either control over the future economic benefits results from contractual or legal rights or the asset is capable of being separated or divided and sold, transferred, licensed, rented, or exchanged. The adoption of FAS 141 did not have a material impact on its financial position or its results of operations or cash flows as the Company has not participated in any business combinations through March 31, 2002.

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets ("FAS 142")." FAS 142 states that amortization of goodwill will no longer be required. Instead, impairment to goodwill is to be tested at least annually at the reporting unit level using a two-step impairment test whereby the first step determines if goodwill is impaired and the second step measures the amount of the impairment loss. While goodwill is to be tested for impairment annually, companies may need to test for goodwill impairment on an interim basis if an event or circumstance occurs that might significantly reduce the fair value of a reporting unit below its carrying amount. Regarding amortization of intangible assets with finite lives, the FASB requires intangible assets to be amortized over their useful economic lives and reviewed for impairment. Intangible assets that have economic lives that are indefinite would not be subject to amortization until there is evidence that their lives no longer are indefinite, and would be tested for impairment annually using a lower of cost or fair value approach. The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001. The
Company currently believes that FAS 142 will not have a material impact on its financial position or its results of operations or cash flows as the Company has no goodwill or intangible assets subject to the requirements of FAS 142.

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets (FAS
144)," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FAS 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted FAS 144 as of April 1, 2002 and it does not expect that the adoption of this statement will have a significant impact on the Company's financial position and results of operations.

    In November 2001, the FASB issued a Staff Announcement (the "Announcement"), Topic D-103, which concluded that the reimbursement of "out-of-pocket" expenses should be classified as revenue in the statement of operations. This Announcement is to be applied in financial reporting periods beginning after December 15, 2001. Upon application of this Announcement, comparative financial statements for prior periods should be reclassified to comply with the guidance in this Announcement. The Company adopted the Announcement in its fiscal fourth quarter of its year ended March 31, 2002 and the Announcement did not have a material affect on the Company's operations, financial position or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

    We develop products in the United States. We currently license our products from the United States and from our subsidiary in the United Kingdom. Substantially all of our sales from the United States operation are denominated in U.S. dollars. Our subsidiary based in the United Kingdom incurs most of its expenses in pounds sterling and most of its sales are denominated in US dollars. We are unaware of any known trends or uncertainties that have had or will have a material impact on total revenues, expenses or loss from continuing operations related to the Euro conversion. We expect that future license and service revenues will continue to be derived from international markets and may be denominated in the currency of the applicable market. As a result, our financial results could be affected adversely by various factors, including foreign currency exchange rates or weak economic conditions in foreign markets. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use economic hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future. Through March 31, 2002, we have not engaged in any foreign currency hedging activities.

Interest Rate Risk

    Our exposure to financial market risk, including changes in interest rates, relates primarily to our investment portfolio. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because a substantial majority of our investments are in fixed rate securities with maturities not exceeding 12 months. We do not invest in any derivative instruments. The fair value of our investment portfolio or related income as of March 31, 2002, would decrease by approximately $116,000 for a 100 basis point increase and increase by approximately $117,000 for a 100 basis point decrease in interest rates. Our investment instruments are mainly fixed-rate and relatively short-term.

Item 8. Financial Statements and Supplementary Data

                                  VIRAGE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

 Report of Ernst & Young LLP, Independent Auditors............................44
 Consolidated Balance Sheets..................................................45
 Consolidated Statements of Operations........................................46
 Consolidated Statements of Redeemable Convertible Preferred
   Stock and Stockholders' Equity (Net Capital Deficiency)....................47
 Consolidated Statements of Cash Flows........................................48
 Notes to Consolidated Financial Statements...................................49

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Virage, Inc.

We have audited the accompanying consolidated balance sheets of Virage, Inc. as of March 31, 2002 and 2001, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended March 31, 2002. Our audits also included the financial statement schedule listed in the Index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virage, Inc. at March 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


                                                           /s/ Ernst & Young LLP

San Jose, California
April 12, 2002


                                                            VIRAGE, INC.

                                                     CONSOLIDATED BALANCE SHEETS
                                                  (in thousands, except share data)




                                                                                                                March 31,
                                                                                                     ------------------------------
                                                                                                        2002                2001
                                                                                                     ---------            ---------
                                          ASSETS
Current assets:
  Cash and cash equivalents ..............................................................           $   4,586            $  19,680
  Short-term investments .................................................................              26,108               28,451
  Accounts receivable, net of allowance for doubtful
    accounts of $1,153 and $867 at March 31, 2002
    and 2001, respectively ...............................................................               2,366                2,331
  Prepaid expenses and other current assets ..............................................                 220                  515
                                                                                                     ---------            ---------
      Total current assets ...............................................................              33,280               50,977
Property and equipment:
  Computer equipment and software ........................................................               6,143                6,819
  Furniture ..............................................................................               1,406                  963
  Leasehold improvements .................................................................               1,943                2,157
                                                                                                     ---------            ---------
                                                                                                         9,492                9,939
  Less:  accumulated depreciation ........................................................               5,791                3,247
                                                                                                     ---------            ---------
                                                                                                         3,701                6,692
Other assets .............................................................................               2,571                2,537
                                                                                                     ---------            ---------
      Total assets .......................................................................           $  39,552            $  60,206
                                                                                                     =========            =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .......................................................................           $     831            $   1,153
  Accrued payroll and related expenses ...................................................               2,376                3,279
  Accrued expenses .......................................................................               2,946                3,003
  Deferred revenue .......................................................................               3,050                2,954
                                                                                                     ---------            ---------
      Total current liabilities ..........................................................               9,203               10,389

Deferred rent ............................................................................                 290                  111

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value:
    Authorized shares-- 2,000,000
    Issued and outstanding shares-- none .................................................                  --                   --
  Common stock, $0.001 par value:
    Authorized shares-- 100,000,000
    Issued and outstanding shares-- 20,621,535 and 20,228,752 at March
      31, 2002 and 2001, respectively ....................................................                  21                   20
  Additional paid-in capital .............................................................             121,387              120,707
  Deferred compensation ..................................................................              (2,425)              (9,847)
  Accumulated deficit ....................................................................             (88,924)             (61,174)
                                                                                                     ---------            ---------
      Total stockholders' equity .........................................................              30,059               49,706
                                                                                                     ---------            ---------
      Total liabilities and stockholders' equity .........................................           $  39,552            $  60,206
                                                                                                     =========            =========

See accompanying notes

                                                            VIRAGE, INC.

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (in thousands, except per share data)

                                                                                                Years Ended March 31,
                                                                                 --------------------------------------------------
                                                                                   2002                 2001                 2000
                                                                                 --------             --------             --------
Revenues:
  License revenues ..................................................            $  7,414             $  6,161             $  4,188
  Service revenues ..................................................               9,099                5,136                1,102
  Other revenues ....................................................                 232                  104                  271
                                                                                 --------             --------             --------
    Total revenues ..................................................              16,745               11,401                5,561
Cost of revenues:
  License revenues ..................................................                 705                  723                  870
  Service revenues(1) ...............................................               8,607                7,381                2,400
  Other revenues ....................................................                 153                  149                  260
                                                                                 --------             --------             --------
    Total cost of revenues ..........................................               9,465                8,253                3,530
                                                                                 --------             --------             --------
Gross profit ........................................................               7,280                3,148                2,031
Operating expenses:
  Research and development(2) .......................................               9,172                9,101                4,182
  Sales and marketing(3) ............................................              17,301               17,129                8,349
  General and administrative(4) .....................................               4,985                5,298                2,653
  Stock-based compensation ..........................................               5,113                3,294                1,070
                                                                                 --------             --------             --------
    Total operating expenses ........................................              36,571               34,822               16,254
                                                                                 --------             --------             --------
Loss from operations ................................................             (29,291)             (31,674)             (14,223)
Interest and other income ...........................................               1,541                2,822                  421
Interest expense ....................................................                  --                  (22)                 (37)
                                                                                 --------             --------             --------
Loss before income taxes ............................................             (27,750)             (28,874)             (13,839)
Provision for income taxes ..........................................                  --                   --                  (36)
                                                                                 --------             --------             --------
Net loss ............................................................             (27,750)             (28,874)             (13,875)
Series E convertible preferred stock dividend .......................                  --                   --               (4,544)
                                                                                 --------             --------             --------
Net loss applicable to common stockholders ..........................            $(27,750)            $(28,874)            $(18,419)
                                                                                 ========             ========             ========
Basic and diluted net loss per share
  applicable to common stockholders .................................            $  (1.37)            $  (1.88)            $  (8.06)
                                                                                 ========             ========             ========
Shares used in computation of basic and
  diluted net loss per share applicable to
  common stockholders ...............................................              20,327               15,397                2,286
                                                                                 ========             ========             ========

(1)  Excluding  $443,  $301  and $98 in  amortization  of  deferred  stock-based
     compensation   for  the  years  ended  March  31,  2002,   2001  and  2000,
     respectively.

(2)  Excluding  $833,  $536 and $199 in  amortization  of  deferred  stock-based
     compensation   for  the  years  ended  March  31,  2002,   2001  and  2000,
     respectively.

(3)  Excluding  $2,095,  $983 and $394 in amortization  of deferred  stock-based
     compensation   for  the  years  ended  March  31,  2002,   2001  and  2000,
     respectively.

(4)  Excluding $1,742,  $1,474 and $379 in amortization of deferred  stock-based
     compensation   for  the  years  ended  March  31,  2002,   2001  and  2000,
     respectively.

See accompanying notes.

                                                            VIRAGE, INC.

                                                CONSOLIDATED STATEMENTS OF REDEEMABLE
                                                   CONVERTIBLE PREFERRED STOCK AND
                                            STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                                                  (in thousands, except share data)

                                                                     Stockholders' Equity (Net Capital Deficiency)
                                                                     ---------------------------------------------
                                            Redeemable Convertible
                                               Preferred Stock          Common Stock             Additional
                                        --------------------------    -------------------------    Paid-In
                                           Shares        Amount          Shares        Amount      Capital
                                        -----------    -----------    -----------   -----------   -----------
Balance at March 31, 1999 ...........     7,282,499    $    17,936      2,323,383   $         2   $       952
  Issuance of Series E preferred
    stock, net of issuance costs ....     3,033,700         19,059             --            --            --
  Deemed dividend on Series E
    preferred stock .................            --             --             --            --         4,544
  Issuance of common stock ..........            --             --         44,583            --           185
  Exercise of stock options for cash,
    net of  repurchases .............            --             --      1,330,180             1         1,139
  Deferred compensation related
    to grant of stock options .......            --             --             --            --        15,886
  Amortization of deferred
    compensation ....................            --             --             --            --            --
  Issuance of warrants in
    consideration for advertising ...            --             --             --            --           780
  Issuance of warrants in
    consideration for technology
     right ..........................            --             --             --            --           185
  Net loss and comprehensive net
     loss ...........................            --             --             --            --            --
                                        -----------    -----------    -----------   -----------   -----------
Balance at March 31, 2000 ...........    10,316,199         36,995      3,698,146             3        23,671
  Exercise of warrants for cash and
     net exercise of warrants to
     purchase preferred and common
     stock ..........................        53,252            125         04,039            --         2,000
  Conversion of preferred stock to
     common upon initial public
     offering .......................   (10,369,451)       (37,120)    10,369,451            11        37,109
  Issuance of common stock from
    initial public offering and
    underwriter overallotment .......            --             --      4,025,000             4        39,472
  Issuance of common stock ..........            --             --      1,636,361             2        17,998
  Issuance of common stock from
    exercise of options, net of
    repurchases and issuance of ESPP
    stock ...........................            --             --        295,755            --         1,034
  Amortization of warrant fair values            --             --             --            --             6
  Amortization of deferred
    compensation ....................            --             --             --            --            --
  Issuance and remeasurement of
    stock options to consultants ....            --             --             --            --            71
  Reversal of deferred compensation
    upon employee termination .......            --             --             --            --          (654)
  Net loss and comprehensive net
    loss ............................            --             --             --            --            --
                                        -----------    -----------    -----------   -----------   -----------
Balance at March 31, 2001 ...........            --             --     20,228,752            20       120,707
  Issuance of common stock from
    exercise of options, net of
    repurchases and issuance of ESPP
    stock ...........................            --             --        392,783             1           808
  Amortization of warrant fair values            --             --             --            --           660
  Amortization of deferred
    compensation ....................            --             --             --            --            --
  Acceleration of stock option
     vesting ........................            --             --             --            --           123
  Reversal of deferred compensation
    upon employee termination .......            --             --             --            --          (911)
  Net loss and comprehensive net
    loss ............................            --             --             --            --            --
                                        -----------    -----------    -----------   -----------   -----------
Balance at March 31, 2002 ...........            --    $        --     20,621,535   $        21   $   121,387
                                        ===========    ===========    ===========   ===========   ===========

                                         Stockholders' Equity (Net Capital Deficiency)
                                         ---------------------------------------------
                                                                            Total
                                                                        Equity (Net
                                           Deferred       Accumulated      Capital
                                          Compensation      Deficit      Deficiency)
                                           -----------    -----------    -----------
Balance at March 31, 1999 ...........      $      (399)   $   (13,881)   $   (13,326)
  Issuance of Series E preferred
    stock, net of issuance costs ....               --             --             --
  Deemed dividend on Series E
    preferred stock .................               --         (4,544)            --
  Issuance of common stock ..........               --             --            185
  Exercise of stock options for cash,
    net of  repurchases .............               --             --          1,140
  Deferred compensation related
    to grant of stock options .......          (15,886)            --             --
  Amortization of deferred
    compensation ....................            1,690             --          1,690
  Issuance of warrants in
    consideration for advertising ...               --             --            780
  Issuance of warrants in
    consideration for technology
     right ..........................               --             --            185
  Net loss and comprehensive net
     loss ...........................               --        (13,875)       (13,875)
                                           -----------    -----------    -----------
Balance at March 31, 2000 ...........          (14,595)       (32,300)       (23,221)
  Exercise of warrants for cash and
     net exercise of warrants to
     purchase preferred and common
     stock ..........................               --             --          2,000
  Conversion of preferred stock to
     common upon initial public
     offering .......................               --             --         37,120
  Issuance of common stock from
    initial public offering and
    underwriter overallotment .......               --             --         39,476
  Issuance of common stock ..........               --             --         18,000
  Issuance of common stock from
    exercise of options, net of
    repurchases and issuance of ESPP
    stock ...........................               --             --          1,034
  Amortization of warrant fair values               --             --              6
  Amortization of deferred
    compensation ....................            4,165             --          4,165
  Issuance and remeasurement of
    stock options to consultants ....              (71)            --             --
  Reversal of deferred compensation
    upon employee termination .......              654             --             --
  Net loss and comprehensive net
    loss ............................               --        (28,874)       (28,874)
                                           -----------    -----------    -----------
Balance at March 31, 2001 ...........           (9,847)       (61,174)        49,706
  Issuance of common stock from
    exercise of options, net of
    repurchases and issuance of ESPP
    stock ...........................               --             --            809
  Amortization of warrant fair values               --             --            660
  Amortization of deferred
    compensation ....................            6,511             --          6,511
  Acceleration of stock option
     vesting ........................               --             --            123
  Reversal of deferred compensation
    upon employee termination .......              911             --             --
  Net loss and comprehensive net
    loss ............................               --        (27,750)       (27,750)
                                           -----------    -----------    -----------
Balance at March 31, 2002 ...........      $    (2,425)   $   (88,924)   $    30,059
                                           ===========    ===========    ===========


See accompanying notes.

                                                            VIRAGE, INC.

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)

                                                                                            Years Ended March 31,
                                                                                   ------------------------------------------------
                                                                                     2002                2001                2000
                                                                                   --------            --------            --------
Cash flows from operating activities:
Net loss ...............................................................           $(27,750)           $(28,874)           $(13,875)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization ........................................              2,911               1,947                 444
  Loss on disposal of assets ...........................................                455                  --                  --
  Amortization of deferred compensation related to
    stock options ......................................................              6,511               4,165               1,689
  Amortization of warrant fair values ..................................                695                 627                 210
  Acceleration of stock option vesting .................................                123                  --                  --
  Write-off of investment in Scimagix ..................................                 --                  --                  79
  Changes in operating assets and liabilities:
    Accounts receivable ................................................                (35)               (539)               (832)
    Prepaid expenses and other current assets ..........................                295                 116                (314)
    Other assets .......................................................                (69)                 52              (3,116)
    Accounts payable ...................................................               (322)                380                 589
    Accrued payroll and related expenses ...............................               (903)              2,620                  22
    Accrued expenses ...................................................                (57)              1,234               1,555
    Deferred revenue ...................................................                 96               1,298               1,218
    Deferred rent ......................................................                179                 111                  --
                                                                                   --------            --------            --------
Net cash used in operating activities ..................................            (17,871)            (16,863)            (12,331)

Cash flows from investing activities:
Purchase of property and equipment .....................................               (375)             (6,319)             (2,021)
Purchases of short-term investments ....................................            (59,419)            (49,383)                 --
Sales and maturities of short-term investments .........................             61,762              20,932                  --
                                                                                   --------            --------            --------
Net cash provided by (used in) investing activities ....................              1,968             (34,770)             (2,021)

Cash flows from financing activities:
Proceeds from bank line of credit ......................................                 --                 806                  --
Principal payments on loans and capital leases .........................                 --              (1,047)               (281)
Proceeds from exercise of stock options, net of
  repurchases ..........................................................                 42                 537               1,140
Proceeds from employee stock purchase plan .............................                767                 497                  --
Proceeds from exercise of warrants to purchase
  preferred and common stock ...........................................                 --               2,125                  --
Proceeds from issuance of common stock, net of
  offering costs .......................................................                 --              58,288                 185
Proceeds from issuance of preferred stock ..............................                 --                  --              19,059
                                                                                   --------            --------            --------
Net cash provided by financing activities ..............................                809              61,206              20,103
                                                                                   --------            --------            --------
Net increase (decrease) in cash and cash
  equivalents ..........................................................            (15,094)              9,573               5,751
Cash and cash equivalents at beginning of period .......................             19,680              10,107               4,356
                                                                                   --------            --------            --------
Cash and cash equivalents at end of period .............................           $  4,586            $ 19,680            $ 10,107
                                                                                   ========            ========            ========

Supplemental disclosures of cash flow information:
Cash paid for interest .................................................           $     --            $     22            $     37

Supplemental  disclosures  of non-cash  operating,
  investing  and financing activities:
Conversion of prepaid offering costs to equity at
  IPO ..................................................................           $     --            $    812            $     --
Conversion of redeemable preferred stock to equity
  at IPO ...............................................................           $     --            $ 37,120            $     --
Deferred compensation related to stock options .........................           $     --            $     71            $ 15,886
Reversal of deferred compensation upon employee
  termination ..........................................................           $    911            $    654            $     --
Series E convertible preferred stock dividend ..........................           $     --            $     --            $  4,544
Intangible assets resulting from fair value of
  warrants .............................................................           $     --            $     --            $    966
Book value of equipment write-downs ....................................           $    822            $     --            $     --
Accumulated depreciation of equipment write-downs ......................           $    367            $     --            $     --

See accompanying notes.

                                  VIRAGE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Description of Business

    Virage, Inc. ("Virage" or "the Company") is a provider of software products, professional services and application services that enable owners of rich-media and video assets to more effectively communicate manage, retrieve and distribute these assets for improved productivity and communications. The Company sells worldwide to media and entertainment enterprises, corporations, educational institutions and government entities. The Company's customers can leverage the Company's technology and know-how either by licensing the Company's products and engaging its professional services or by employing the Company's application services to outsource the customer's needs.

Basis of Presentation


    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Virage Europe, Ltd. and Virage GmbH. All significant intercompany accounts and transactions have been eliminated in consolidation.


Cash Equivalents and Short-Term Investments

    The Company invests its excess cash in money market accounts and debt instruments and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with an original maturity at the time of purchase of over three months are classified as short-term investments regardless of maturity date, as all such instruments are classified as available-for-sale and can be readily liquidated to meet current operational needs. At March 31, 2002, all of the Company's cash equivalents and short-term investments were classified as available-for-sale and consisted of obligations issued by U.S. government agencies and multinational corporations, maturing within one year.

    Short-term  investments  at  each  year-end,   including  those  instruments
classified as cash equivalents and restricted instruments classified as other assets, were as follows (in thousands):

                                                               March 31,
                                                       ------------------------
                                                         2002            2001
                                                       --------        --------
Money market funds .............................       $  2,805        $  1,877
Commercial paper and corporate
  bonds ........................................         11,818          22,966
US government obligations ......................         17,379          22,108
                                                       --------        --------
  Total investments ............................         32,002          46,951
Amounts classified as cash
  equivalents ..................................         (3,805)        (18,500)
Amounts classified as other assets .............         (2,089)             --
                                                       --------        --------
                                                       $ 26,108        $ 28,451
                                                       ========        ========

    As of March 31, 2002, the Company had collateralized a letter of credit for its primary operating facility with certain short-term investment instruments and has classified these collateralized instruments totaling $2,089,000 as other assets in the Company's balance sheet. As of March 31, 2002 and 2001, the fair value approximated the amortized cost of available-for-sale securities. Realized gains and losses from sales of investments were insignificant for all periods presented.

                                  VIRAGE, INC.

Property and Equipment

    Property and equipment are carried at cost less accumulated depreciation. Property and equipment are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of generally one to three years or, in the case of property under capital leases and leasehold improvements, over the lesser of the useful life of the assets or lease term.

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

    The Company's revenue recognition policy is in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition", as amended by Statement of Position No. 98-4, "Deferral of the Effective Date of SOP 97-2, "Software Revenue Recognition"" ("SOP 98-4"), and Statement of Position No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions" ("SOP 98-9") and is also consistent with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." For each arrangement, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met. The Company considers all arrangements with payment terms extending beyond twelve months and other arrangements  with  payment  terms  longer  than  normal  not  to  be  fixed  or determinable. If collectibility is not considered probable, revenue is recognized when the fee is collected. No customer has the right of return.

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

    Should professional services be essential to the functionality of the licenses in a license arrangement which contains professional services or should an arrangement not meet the criteria mentioned above, both the license revenues and professional service revenues are recognized in accordance with the provisions of the AICPA's Statement of Position No. 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts" ("SOP 81-1"). When reliable estimates are available for the costs and efforts necessary to complete the implementation services and the implementation services do not include contractual milestones or other acceptance criteria, the Company accounts for the arrangements under the percentage of completion contract method pursuant to SOP 81-1 based upon input measures such as hours or days. When such estimates are not available, the completed contract method is utilized. When an arrangement includes contractual milestones, the Company recognizes revenues as such milestones are achieved provided the milestones are not subject to any additional acceptance criteria.

    Application services. Application services revenues consist primarily of web design and integration fees, video processing fees and application hosting fees. Web design and integration fees are recognized ratably over the contract term, which is generally six to twelve months. The Company generates video processing fees for each hour of video that a customer deploys. Processing fees are recognized as encoding, indexing and editorial services are performed and are based upon time-based rates of video content. Application hosting fees are generated by and based upon the number of video queries processed, subject in most cases to monthly minimums. The Company recognizes revenues on transaction fees that are subject to monthly minimums based upon the monthly minimum rate since the Company has no further obligations, the payment terms are normal and each month is a separate measurement period.

    Professional Services. The Company provides professional services such as consulting, implementation and training services to its customers. Revenues from such services, when not sold in conjunction with product licenses, are generally recognized as the services are performed provided all other revenue recognition criteria are met.

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

Concentration of Revenues and Credit Risk

    The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses, and such losses have been within management's expectations. The Company generally requires no collateral from its customers. If the company determines that payment from the customer is not probable, the Company defers revenues until payment from the customer is received and all other criteria for revenue recognition (as described above) have been met.

                                  VIRAGE, INC.

    Major customers (non-federal government agencies). For the year ended March 31, 2002, the Company had one customer, Major League Baseball Advanced Media L.P. ("MLBAM"), which accounted for 14% of the Company's total revenues. The Company and MLBAM's application services contract was successfully completed and the contract expired in February 2002. The two parties were not able to mutually agree on terms with each other for a renewal of this contract. For the year ended March 31, 2001, there were no customers that accounted for 10% or more of the Company's total revenues. For the year ended March 31, 2000, two customers each accounted for 13% and 10% of the Company's total revenues.

    European customers accounted for approximately 10% and 18% of the Company's accounts receivable balance as of March 31, 2002 and 2001, respectively.

    Federal Government Agencies. For the years ended March 31, 2002, 2001 and 2000 direct and indirect revenues from federal government agencies accounted for 14%, 10%, and 12%, respectively, of total revenues. No single federal government agency accounted for more than 10% of total revenues for the years ended March 31, 2002, 2001 or 2000.

Advertising Costs

    Advertising costs are expensed as incurred. Advertising expense (including the amortization of the fair value of a warrant during the years ended March 31, 2001 and 2000--see Note 3), totaled $54,000, $697,000 and $256,000 for the years ended March 31, 2002, 2001and 2000, respectively.

Comprehensive Net Loss Applicable to Common Stockholders

    The Company has adopted the FASB's Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for the reporting and display of comprehensive income
(loss) and its components in a full set of general purpose financial statements. To date, the Company has had no other comprehensive income (loss) of a significant nature, and consequently, net loss applicable to common stockholders equals total comprehensive net loss applicable to common stockholders.

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

Net Loss per Share Applicable to Common Stockholders

    Basic and diluted net loss per share applicable to common stockholders are computed in conformity with the FASB's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), for all periods presented, using the weighted-average number of common shares outstanding less shares subject to repurchase.

                                  VIRAGE, INC.

    The following table presents the computation of basic and diluted net loss per share applicable to common stockholders (in thousands, except per share data):


                                                   Years Ended March 31,
                                             ----------------------------------
                                               2002         2001         2000
                                             --------     --------     --------
Net loss applicable to common
  stockholders ..........................    $(27,750)    $(28,874)    $(18,419)
                                             ========     ========     ========
Weighted-average shares of common
  stock outstanding .....................      20,452       15,781        2,710
Less weighted-average shares of
  common stock subject to repurchase ....        (125)        (384)        (424)
                                             --------     --------     --------

Weighted-average shares used in
  computation of basic and
  diluted net loss per share
  applicable to common
  stockholders ..........................      20,327       15,397        2,286
                                             ========     ========     ========

Basic and diluted net loss per
  share applicable to common
  stockholders ..........................    $  (1.37)    $  (1.88)    $  (8.06)
                                             ========     ========     ========

    The Company has excluded all outstanding stock options, warrants and shares subject to repurchase from the calculation of basic and diluted net loss per share applicable to common stockholders because these securities are antidilutive for all periods presented. Options and warrants to purchase 7,630,293, 6,502,656 and 3,779,990 shares of common stock and common stock equivalents were outstanding at March 31, 2002, 2001 and 2000, respectively. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share applicable to common stockholders using the treasury stock method.

Fair Value of Financial Instruments

     The Company has evaluated the estimated fair value of financial instruments at March 31, 2002 and 2001. The amounts reported for cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their carrying values due to the short-term maturities of these instruments.

Segment Information

    The Company has adopted the FASB's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker or group in deciding how to allocate resources and in assessing performance. The Company's segment information is presented in Note 7.

Long-Lived Assets

    The Company has adopted the FASB's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("FAS 121") which requires impairment losses to be recorded for long-lived assets used in operations, such as property, equipment and improvements, and intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. Through March 31, 2002, FAS 121 has had no impact on the Company's financial position or results of operations other than that disclosed in Note 2.

                                  VIRAGE, INC.

Impact of Recently Issued Accounting Standards

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations ("FAS 141")." FAS 141 requires use of the purchase method for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling method. FAS 141 also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill. Under the new criteria, an acquired intangible asset would not be recognized separately from goodwill unless either control over the future economic benefits results from contractual or legal rights or the asset is capable of being separated or divided and sold, transferred, licensed, rented, or exchanged. The adoption of FAS 141 did not have a material impact on its financial position or its results of operations or cash flows as the Company has not participated in any business combinations through March 31, 2002.

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets ("FAS 142")." FAS 142 states that amortization of goodwill will no longer be required. Instead, impairment to goodwill is to be tested at least annually at the reporting unit level using a two-step impairment test whereby the first step determines if goodwill is impaired and the second step measures the amount of the impairment loss. While goodwill is to be tested for impairment annually, companies may need to test for goodwill impairment on an interim basis if an event or circumstance occurs that might significantly reduce the fair value of a reporting unit below its carrying amount. Regarding amortization of intangible assets with finite lives, the FASB requires intangible assets to be amortized over their useful economic lives and reviewed for impairment. Intangible assets that have economic lives that are indefinite would not be subject to amortization until there is evidence that their lives no longer are indefinite, and would be tested for impairment annually using a lower of cost or fair value approach. The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001. The
Company currently believes that FAS 142 will not have a material impact on its financial position or its results of operations or cash flows as the Company has no goodwill or intangible assets subject to the requirements of FAS 142.

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets (FAS
144)," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FAS 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted FAS 144 as of April 1, 2002 and it does not expect that the adoption of this statement will have a significant impact on the Company's financial position and results of operations.

                                  VIRAGE, INC.

    In November 2001, the FASB issued a Staff Announcement (the "Announcement"), Topic D-103, which concluded that the reimbursement of "out-of-pocket" expenses should be classified as revenue in the statement of operations. This Announcement is to be applied in financial reporting periods beginning after December 15, 2001. Upon application of this Announcement, comparative financial statements for prior periods should be reclassified to comply with the guidance in this Announcement. The Company adopted the Announcement in its fiscal fourth quarter of its year ended March 31, 2002 and the Announcement did not have a material affect on the Company's operations, financial position or cash flows.


2. Commitments and Contingencies

    In the normal course of business, the Company is subject to commitments and contingencies, including operating leases, restructuring liabilities and litigation including securities-related litigation and other claims in the ordinary course of business. The Company records accruals for such contingencies based upon its assessment of the probability of occurrence and, where determinable, an estimate of the liability. The Company considers many factors in making these assessments including past history and the specifics of each matter. The Company reviews its assessment of the likelihood of loss on any outstanding contingencies as part of its on-going financial processes. However, actual results may differ from these estimates under different assumptions and conditions.

Leases

    The Company leases certain of its facilities under operating leases, some of which have options to extend the lease period. Rent expense was $4,678,000, $2,714,000, and $717,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

    Future minimum lease payments under non-cancelable operating leases at March 31, 2002 are as follows (in thousands):

                                                       Operating
            Years Ending March 31,                      Leases
           -----------------------                    ----------
                  2003............................     $   3,196
                  2004............................         3,105
                  2005............................         3,082
                  2006............................         2,940
                  2007............................         1,494
                                                      ----------
                     Total minimum payments.......     $  13,817
                                                      ==========

     During the years ended March 31, 2002 and 2001, the Company was able to sublease certain of its facilities. Rental payments received that relate to the subleases were $2,344,000 and $1,185,000 for the years ended March 31, 2002 and 2001, respectively (none for the year ended March 31, 2000). The sublease agreements remaining provide for payments to be received by the Company of $88,000, $66,000 and $66,000 during the years ended March 31, 2003, 2004 and
2005, respectively.

                                  VIRAGE, INC.

    The Company's principal administrative, research and development, sales, services and marketing activities are conducted on two leased properties in San Mateo, California: the first property consists of 21,000 square feet and expires in May 2002 and the second property consists of 48,000 square feet and expires in September 2006. In addition, the Company leases a property in New York City for services and sales under a lease that expires in March 2005, a property near Boston, Massachusetts where the Company performs research and development under a lease that expires in June 2003 and a property near London, England where the Company performs sales, services, marketing and administrative activities and that expires in February 2004. During the years ended March 31, 2002 and 2001, the Company was able to sublease its excess capacity at its facilities and received rental payments from its tenants as described above. Two of the Company's sublease tenants who accounted for the significant majority of the Company's sublease receipts described above did not renew their sublease agreements during the year ended March 31, 2002. The Company has not been successful in finding any new sublease tenants and, accordingly, recorded expense of $396,000 in the fiscal fourth quarter of the year ended March 31, 2002 to account for its excess operating capacity at its 48,000 square foot facility in San Mateo, California. The Company also recorded $215,000 of expense for excess facility capacity at its 21,000 square foot facility in San Mateo, California. Should the Company continue to have excess operating lease capacity and the Company is unable to find a sub lessee at a rate equivalent to its operating lease rate, the Company would be required to record a charge for the rental payments that the Company owes to its landlord relating to this excess facility capacity. The Company's management reviews its facility requirements and assesses whether any excess capacity exists as part of its on-going financial processes.

Technology Provider Royalty Commitments

    The Company licenses technology from third parties, including software that is integrated with internally developed software and used in the Company's products to perform key functions. In consideration for this, the Company is obligated to provide its third party technology partners with cash royalty payments generally calculated as a fee per unit of product that the Company sells that incorporates the third party's technology. In some instances, the Company is obligated to pay a minimum royalty or fixed-fee to the vendor, regardless of the quantities of products the Company actually sells. Royalty expenses are included in the Company's cost of license revenues, which totaled $705,000, $723,000 and $870,000 for the years ended March 31, 2002, 2001 and
2000, respectively.

    Future minimum and fixed fee royalty payments under these agreements at March 31, 2002 are as follows (in thousands):


                                                       Minimum
         Years Ending March 31,                      Commitments
        -----------------------                      -----------
             2003............................        $      290
             2004............................               340
             2005............................               300
             2006............................               300
             2007............................               350
                                                     -----------

                Total minimum payments.......        $    1,580
                                                     ===========

    It is the Company's best estimate as of March 31, 2002 that the Company will recoup each period's commitment via future revenue streams generated by its products, best evidenced by the gross profit generated historically by the Company's license revenues. The Company believes that it has no loss-type contracts related to its technology provider royalty commitments as of March 31, 2002.

                                  VIRAGE, INC.

    Currently, the Company anticipates that it will continue to license technology from third parties in the future. This software may not continue to be available on commercially reasonable terms, if at all. Although the Company does not believe that it is substantially dependent on any licensed technology, some of the software the Company licenses from third parties could be difficult for it to replace. The loss of any of these technology licenses could result in delays in the licensing of the Company's products until equivalent technology, if available, is developed or identified, licensed and integrated. The use of additional third-party software would require the Company to negotiate license agreements with other parties, which could result in higher royalty payments and a loss of product differentiation. In addition, the effective implementation of the Company's products depends upon the successful operation of third-party licensed products in conjunction with the Company's products, and therefore any undetected errors in these licensed products could prevent the implementation or impair the functionality of the Company's products, delay new product introductions and/or damage the Company's reputation.

Restructuring

    During the year ended March 31, 2002, the Company implemented restructuring programs to better align operating expenses with anticipated revenues. The Company recorded a $2,038,000 restructuring charge, which consists of $611,000 in facility exit costs, $928,000 in employee severance costs, $455,000 in equipment write-downs, and $44,000 in other exit costs across most of the expense line-items in the Company's consolidated statement of operations for the year ended March 31, 2002. The restructuring programs resulted in a reduction in force across all company functions of approximately 60 employees. At March 31, 2002, the Company had $763,000 of accrued restructuring costs related to monthly rent for excess facility capacity, employee severance payments and other exit costs. The Company expects to pay these accrued amounts out over the course of the next 12 months.

    The following table depicts the restructuring activity during the year ended March 31, 2002 (in thousands):

                                                                       Expenditures
                                                                  ---------------------      Balance at
 Category                                         Additions        Cash        Non-cash    March 31, 2002
 --------                                         ---------        ----        --------    --------------
  Excess facilities ......................         $  611         $  151         $   --         $  460
  Employee severance .....................            928            669             --            259
  Equipment write-downs ..................            455             --            455             --
  Other exit costs .......................             44             --             --             44
                                                   ------         ------         ------         ------
  Total ..................................         $2,038         $  820         $  455         $  763
                                                   ======         ======         ======         ======


    During the fourth fiscal quarter of the Company's fiscal year ended March 31, 2002, the Company completed its application services contract with its largest customer, MLBAM. The Company and MLBAM were unable to reach mutually agreeable terms for a renewal and MLBAM had no obligation to renew its contract. In addition, the Company's historically largest reseller announced that it is divesting its business segment in which the Company's products are most complementary. As a result, the Company encountered very little channel sales activity from this reseller during the fourth fiscal quarter of its fiscal year ended March 31, 2002. The Company believes these two factors contributed to its quarterly decline in total revenues during the fourth fiscal quarter of its fiscal year ended March 31, 2002. As a result of this significant customer loss and channel partner loss, our future operating results could be significantly harmed. In addition, if we were to lose one of our other large customers or any of our large customers were to delay or default on obligations under their contracts with us, our future operating results could be significantly harmed. This could lead to the Company taking additional restructuring actions in order to reduce costs and bring staffing in line with anticipated requirements.

                                  VIRAGE, INC.

   The Company's application services use significant capital equipment and other infrastructure resources that have been purchased and engaged to support its current customer requirements. The Company's application services are new and unproven and revenues and related expenses are difficult to forecast. Customers typically engage in contracts for the Company's application services for a period of six to twelve months and no customer has any obligation to renew. During the year ended March 31, 2002, the Company incurred equipment write-downs of $455,000 (included in cost of service revenues) as a direct result of a decline in demand for its application services. Should the Company lose other customers for its application services, the Company may have excess capacity and be required to record additional charges for excess capital equipment and/or other infrastructure costs. The Company's management reviews its capacity requirements and assesses whether any excess capacity exists as part of its on-going financial processes.

   The Company has invested significant resources into developing and marketing its recently introduced applications products. The Company believes that these solutions products broaden the value proposition to that of the day-to-day business software application user and expects to derive future revenues as a result of these product introductions. The market for the Company's application products is in a relatively early stage. The Company cannot predict how the market for its application products will develop, and part of its strategic challenge will be to convince enterprise customers of the productivity, communications, cost and other benefits of our application products. The Company's future revenues and revenue growth rates will depend in large part on its success in creating market acceptance for its application products. If the Company fails to do so, its products and services will not achieve widespread market acceptance, and may not generate significant revenues to offset its development, sales and marketing costs, which will hurt its business. This could lead to the Company taking additional restructuring actions in order to reduce costs and bring staffing in line with anticipated requirements.

Litigation

   Beginning on August 22, 2001, purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re Virage, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-7866 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). On or about April 19, 2002, plaintiffs electronically served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased the Company's common stock from June 28, 2000 through December 6, 2000. It names as defendants the Company; two of the Company's officers; and several investment banking firms that served as underwriters of the Company's initial public offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offering did not disclose that:
(1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and
(2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

     The Company is aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. Defendants' time to respond to the complaints has been stayed pending a plan for further coordination. The Company believes that the allegations against it and the individual defendants are without merit, and intends to contest them vigorously.

                                  VIRAGE, INC.

    From time to time, the Company may become involved in litigation claims arising from its ordinary course of business. The Company believes that there are no claims or actions pending or threatened against it, the ultimate disposition of which would have a material adverse effect on the Company.

3. Stockholders' Equity

Preferred Stock

     The Company's Certificate of Incorporation authorizes 2,000,000 shares of preferred stock and the Board of Directors also adopted a preferred stock purchase right plan intended to guard the Company against certain takeover tactics. The Company's Board of Directors has the authority to fix or alter the designation, powers, preferences and rights of the shares of each preferred series and qualifications, limitations or restrictions to any unissued series of preferred stock.

Initial Public Offering

     In July 2000, the Company completed its initial public offering and issued 3,500,000 shares of its common stock to the public at a price of $11.00 per share. The Company received net proceeds of $34,105,000 in cash after deducting the underwriters' commissions and approximately $1,700,000 of offering costs. The Company's underwriters also exercised their over-allotment option to purchase an additional 525,000 shares of the Company's common stock at a price of $11.00 per share resulting in an additional $5,371,000 of net proceeds to the Company. All outstanding shares of redeemable convertible preferred stock were converted into an aggregate of 10,369,451 shares of common stock at the closing of the Company's public offering.

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

Series E Preferred Stock Dividend

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

      In May 1997, in connection with a credit facility agreement, Virage issued warrants to purchase 8,654 shares of Series B preferred stock at an exercise price of $2.60 per share. The warrants expire in May 2002 and as of March 31, 2002 remain outstanding. Interest expense related to the fair value of the warrants was insignificant. The fair value of the warrants was calculated using the Black-Scholes option pricing model assuming a fair value of Series B preferred stock of $2.60, risk-free interest rate of 6.5%, volatility factor of 40%, and a life of 5 years.

    In November 1999, the Company entered into a software development and distribution agreement with SRI, International that provides the Company with a non-exclusive license from SRI, International to embed and distribute SRI's optical character recognition technology as a plug-in module to the Company's VideoLogger product. The Company is required to pay SRI, International cash royalty payments, subject to a minimum of $100,000 over the term of the agreement, based upon annual license copy volumes as are defined within the agreement. The Company also issued an immediately exercisable, nonforfeitable warrants to purchase 19,055 shares of Series E preferred stock at an exercise price of $6.56 per share, subject to certain adjustments. During the year ended March 31, 2001, the warrant was exercised resulting in $125,000 of proceeds to the Company. The Company determined the fair value of the warrants ($185,000) using the Black-Scholes valuation model assuming a fair value of the Series E preferred stock of $13.20, a risk-free interest rate of 5.9%, a volatility factor of 90%, and a life of 3 years. The fair value of the warrants has been recorded as a technology right and is being amortized to cost of goods sold over the life of the agreement, which expires on December 31, 2004. Amortization expense of $35,000, $35,000 and $15,000 was recorded during the years ended March 31, 2002, 2001 and 2000, respectively.

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

                                  VIRAGE, INC.

    In February 2000, the Company entered into a six-year operating lease agreement on a new building. As part of the operating lease agreement, the Company issued a warrant to the landlord in June 2000 to purchase 181,818 shares of common stock at $11.00 per share which was exercised during the year ended March 31, 2001 resulting in proceeds of $2,000,000 to the Company. The warrant was issued concurrent with the pricing of the Company's IPO and if not exercised, the warrant would have expired at the end of the first day that the Company's stock began trading on NASDAQ. The Company estimated that the value of the warrant is $72,000 using a Black-Scholes model with the following assumptions: price of $11.00 as the deemed fair value, a risk-free interest rate of 6.1%, a volatility factor of 90%, and an expected life of one day (based upon the foregoing explanation of the warrant's short contractual life). The value of the warrant is being amortized as rent expense over the term of the six-year lease agreement and $12,000 and $6,000 was recorded during the years ended March 31, 2002 and 2001, respectively.

     In December 2000, the Company entered into a services agreement with MLBAM and issued an immediately exercisable, non-forfeitable warrant to purchase 200,000 shares of common stock at $5.50 per share. The warrant expires in December 2003. The value of the warrant was estimated to be $648,000 and was based upon a Black-Scholes valuation model with the following assumptions: risk free interest rate of 7.0%, no dividend yield, volatility of 90%, expected life of three years, exercise price of $5.50 and fair value of $5.38. The non-cash amortization of the warrant's value was recorded against service revenues as revenues from services were recognized over the one-year services agreement. During the year ended March 31, 2002, the Company recorded a charge of $648,000 as contra-service revenues representing the amortization of the warrant's fair value.

Voluntary Stock Option Cancellation and Re-grant Program

     In February 2002, the Company offered a voluntary stock option cancellation and re-grant program to its employees. The plan allows employees with stock options at exercise prices of $5.00 per share and greater to cancel a portion or all of these unexercised stock options effective February 6, 2002, if they so choose, provided that should an employee participate, any option granted to that employee within the six months preceding February 6, 2002 is automatically cancelled. On February 6, 2002, 2,678,250 shares with a weighted-average exercise price of $9.54 per share were cancelled pursuant to this program. As a result of this program, the Company was required to accelerate the amortization of the remaining deferred compensation (see below) related to these cancelled stock options. This acceleration of amortization is included in the $6,511,000 of deferred compensation expense recorded in the Company's statement of operations for the year ended March 31, 2002.

     On approximately August 7, 2002, each employee participating will be granted new options equivalent to the number cancelled. The exercise price of the new options will be the fair market price of the Company's common stock as listed on the Nasdaq National Market at the close of business six months and one day after the cancellation of the existing options, anticipated to be on August 7, 2002. The vesting period will remain consistent with the original option grants. Members of the Company's Board of Directors, including the Company's Chairman and Chief Executive Officer, and the Company's Chief Financial Officer, Senior Vice President of Worldwide Sales and employees who are residents of Germany are not eligible for this program. As of March 31, 2002, the Company had an obligation to grant 2,653,250 shares pursuant to this program.

                                  VIRAGE, INC.

Employee Stock Plans

    In December 1997, the Company's stockholders agreed to terminate the Virage, Inc. 1995 Stock Option Plan (the "1995 Plan") and to introduce the Virage, Inc. 1997 Stock Option Plan (the "1997 Plan"). All options issued under the 1995 Plan remained outstanding under that plan and did not become outstanding under the 1997 Plan. The 1997 Plan provides for the granting of incentive stock options and nonqualified stock options to employees, directors, and consultants. Under the 1997 Plan, the Board of Directors (or any properly appointed officer of the Company) determines the term of each award and the award price. In the case of incentive stock options, the exercise price may be established at an amount not less than the fair market value at the date of grant, while nonstatutory options may have exercise prices not less than 85% of the fair market value as of the date of grant. Options granted to any person owning stock possessing more than 10% of the total combined voting power must have exercise prices of at least 110% of the fair market value at the date of grant. Options generally vest ratably over a four-year period commencing with the grant date and expire no later than ten years from the date of grant. The 1997 Plan provides for the lesser of 1,000,000 shares or five percent of outstanding shares to increase the number of shares outstanding on an annual basis effective every April 1.

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

   In April 2001, the Company's Board of Directors agreed to establish the Virage 2001 Nonstatutory Stock Option Plan (the "2001 Plan"). The 2001 Plan provides for a maximum aggregate number of shares of stock that may be issued under the Plan of 900,000 and provides for the granting of nonqualified stock options to employees (excluding officers of the Company and any other person whose eligibility to receive an option under the 2001 Plan at the time of grant would require the approval of the Company's stockholders) and consultants. Under the 2001 Plan, the Board of Directors (or any properly appointed officer of the Company) determines the term of each award and the award price. Options generally vest ratably over a four-year period commencing with the grant date and expire no later than ten years from the date of grant.

    The Company has elected to follow  Accounting  Principles  Board Opinion No.
25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under the FASB's Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options.

                                  VIRAGE, INC.

    A summary of all of the Company's stock option plans activity and related information is set forth below:

                                                       Options Outstanding
                                                     --------------------------
                                       Shares                       Weighted
                                      Available      Number of       Average
                                      For Grant       Shares     Exercise Price
                                     ----------     ----------   --------------
 Balance at March 31, 1999.........   1,201,974      1,981,704       $ 0.35
   Options authorized..............   5,000,000             --           --
   Options granted.................  (3,121,423)     3,121,423       $ 7.26
   Options exercised...............          --     (1,330,430)      $ 0.86
   Options canceled................     119,183       (119,183)      $ 0.74
                                     ----------     ----------
 Balance at March 31, 2000.........   3,199,734      3,653,514       $ 6.00
   Options granted.................  (3,252,025)     3,252,025       $ 8.55
   Options exercised...............          --       (266,481)      $ 2.20
   Options canceled................     345,056       (345,056)      $ 8.69
   Options repurchased.............      23,897             --       $ 2.07
                                     ----------     ----------
 Balance at March 31, 2001.........     316,662      6,294,002       $ 7.34
   Options authorized..............   1,900,000             --           --
   Options granted.................  (2,422,525)     2,422,525       $ 3.08
   Options exercised...............          --       (206,787)      $ 0.33
   Options canceled................   3,741,351     (3,741,351)      $ 9.32
   Options repurchased.............      80,050             --       $ 0.34
                                     ----------     ----------
 Balance at March 31, 2002.........   3,615,538      4,768,389       $ 3.92
                                     ==========     ==========

    As of March 31, 2002, the Company had an obligation to issue 2,653,250 shares to participants in its voluntary cancellation and re-grant program (see above). In addition, there were 22,561 shares of common stock exercised pursuant to stock options that were not fully vested. These shares are subject to repurchase solely at the option of the Company at the original grant price upon an employee's termination.

    The following table summarizes information about stock options outstanding and exercisable at March 31, 2002:

                                   Options Outstanding                    Options Exercisable
                       --------------------------------------------- -----------------------------
                                         Weighted-
                                          Average         Weighted-
                                         Remaining         Average                     Weighted-
     Range of              Number       Contractual    Exercise Price    Number         Average
  Exercise Prices        Outstanding       Life           (in years)  Exercisable  Exercise Price
-----------------        ----------     -----------    -------------- -----------  --------------
$  0.15-- $  0.40           215,935        5.93           $ 0.31          211,976       $ 0.31
$  1.00-- $  2.50         1,553,900        9.07           $ 2.16          703,150       $ 1.86
$  2.58-- $  4.00         1,214,028        8.82           $ 3.33          725,816       $ 3.67
$  4.15-- $  6.00         1,262,083        8.59           $ 4.84        1,222,083       $ 4.84
$  8.00-- $ 12.00           522,443        8.11           $ 9.83          494,633       $ 9.74
                         ----------                                    ----------
$  0.15-- $ 12.00         4,768,389        8.63           $ 3.92        3,357,658       $ 4.40
                         ==========        ====           ======       ==========       ======

                                  VIRAGE, INC.

    In March 2000, the Company's stockholders approved the Virage, Inc. 2000 Employee Stock Purchase Plan (the "ESPP"), which is designed to allow eligible employees of the Company to purchase shares of the Company's common stock at semiannual intervals through periodic payroll deductions. An aggregate of 1,500,000 shares of common stock has been reserved for the ESPP, and 319,217 shares have been issued through March 31, 2002. The number of shares reserved is increased cumulatively by the lesser of 400,000 shares or two percent of the number of issued and outstanding shares of common stock on the immediately preceding March 31 on each April 1 through April 1, 2010. The ESPP is implemented in a series of successive offering periods, each with a maximum duration of 24 months. Eligible employees can have up to 10% of their base salary deducted that is to be used to purchase shares of the common stock on specific dates determined by the board of directors (up to a maximum of $25,000 per year based upon the fair market value of the shares). The price of common stock purchased under the ESPP will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date.

Fair Value Disclosures

    As described above, the Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its employee stock options. However, FAS 123 requires pro forma information regarding net loss as if the Company had accounted for and calculated the related non-cash, stock-based expense for its employee stock plans under the fair value method prescribed under FAS 123. In order to determine this pro forma net loss, the fair value for the Company's options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the years ended March 31, 2002, 2001 and 2000: risk-free interest rates of 3.0%, 6.5% and 5.8%, respectively, volatility factors of 113%, 90% and 90%, respectively, no dividend yield and an expected life of the options of four years. The fair value of shares issued and to be issued pursuant to the Company's employee stock purchase plan were estimated using the following weighted average assumptions: risk-free interest rate of 4.4%, no dividend yield, a volatility factor of 113%, and an expected life of the option of six months. The Black-Scholes option valuation model used by the Company to determine fair value for purposes of its pro forma disclosure was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected price volatility. Because the Company's employee stock options and stock purchase plan shares have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted-average grant date fair value of options granted during the years ended March 31, 2002, 2001 and 2000 was $2.35, $5.78 and $4.28, respectively, and the weighted-average grant date fair value of ESPP shares was $1.04 and $2.07 during the years ended March 31, 2002 and 2001, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma net loss applicable to common stockholders would have been $35,782,000, $35,043,000 and $19,765,000 or
$(1.76),  $(2.28) and $(8.65) per share for the years ended March 31, 2002, 2001 and 2000, respectively.

                                  VIRAGE, INC.

Deferred Compensation & Option Vesting Acceleration

    During the years ended March 31, 2001 and 2000, the Company recorded aggregate deferred compensation of $71,000 and $15,886,000, respectively, representing the difference between the exercise price of stock options granted and the then deemed fair value of the Company's common stock (none for the year ended March 31, 2002). The amortization of deferred compensation is charged to operations over the vesting period of the options using the straight-line method, which is typically four years. For the years ended March 31, 2002, 2001 and 2000, the Company amortized $6,511,000, $4,165,000 and $1,689,000, respectively, of deferred compensation of which $5,113,000, 3,294,000 and $1,070,000, respectively, related to stock options issued to employees (presented separately in the Company's statement of operations) and $1,398,000, $871,000 and $619,000, respectively, related to stock options issued to consultants.

    During the year ended March 31, 2002, the Company accelerated the vesting of stock options for certain employees upon their termination pursuant to certain agreements entered into between the former employees and the Company. Pursuant to FIN 44, the fair value of the options of $123,000 was determined based upon the intrinsic value of the accelerated shares as of the modification date and was recorded as expense during the year ended March 31, 2002.

Options Issued to Consultants

    As of March 31, 2002, the Company had granted options to purchase 295,523 shares of common stock to consultants at exercise prices ranging from $1.00 to $12.00 per share. The options were granted in exchange for consulting services to be rendered and vest over periods ranging from immediately to four years. The Company valued these options at $2,846,000 being their fair value estimated using a Black-Scholes valuation model assuming fair values of common stock ranging from $1.52 to $11.00 per share, risk-free interest rates ranging from 4.75% to 6.13%, a volatility factor of 90% and a life of four years. The options issued to consultants were marked-to-market using the estimate of fair value at the end of each accounting period pursuant to the FASB's Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services." During the year ended March 31, 2001, the Company recorded additional deferred compensation of $71,000 pursuant to this provision which was amortized over the remaining vesting period. The Company recorded a non-cash, stock-based charge to operations of $1,398,000, $871,000 and $619,000 for the years ended March 31, 2002, 2001 and 2000, respectively, representing the amortization of deferred compensation related to these options. The Company also reversed the unamortized portion of deferred compensation of $29,000 related to these options during the year ended March 31, 2002 due to the termination of service by these consultants prior to the full-vesting of the options granted.

4. Shares Reserved

    At March 31, 2002, common stock reserved for future issuance was as follows:

                                                        Number of Securities
                                                         to be Issued upon
                                                            Exercise of           Weighted      Shares
                                                        Outstanding Options,       Average     Available
                                                        Warrants and Rights    Exercise Price  For Grant
                                                      ----------------------  --------------- ----------
Equity compensation plans approved
  by stockholders...................................         4,094,511          $     4.11     4,571,073
Equity compensation plans not approved
  by stockholders...................................           882,532          $     3.35       225,248
                                                       ---------------                       -----------
     Total..........................................         4,977,043          $     3.97     4,796,321
                                                       ===============          ==========   ===========

                                                  65

                                  VIRAGE, INC.

      Included in the 4,571,073 shares available for grant for equity compensation plans approved by stockholders are 1,180,783 shares reserved pursuant to the Company's ESPP (see above) and 2,653,250 shares reserved for future issuance pursuant to the Company's voluntary cancellation and re-grant program (see above).

5. Savings Plan

    The Company maintains a savings plan under Section 401(k) of the Internal Revenue Code. Under the plan, employees may defer certain amounts of their pretax salaries but not more than statutory limits. The Company may make discretionary contributions to the plan as determined by the Board of Directors. The Company has not contributed to the plan through March 31, 2002.

6. Income Taxes

         Due to operating losses and the Company's inability to recognize an income tax benefit from current losses, there is no provision for income taxes for the years ended March 31, 2002 or 2001. Provisions for income taxes for the year ended March 31, 2000 consisted primarily of current foreign taxes and state income taxes.

         The difference between the provision for income taxes and the amount computed by applying the Federal statutory income tax rate to income before taxes is explained below (in thousands):

                                                                                    March 31,
                                                                    -------------------------------------
                                                                        2002          2001        2000
                                                                    -----------   -----------  ----------
Tax benefit at federal statutory rate (34%).....................    $   (9,435)    $  (9,817)   $  (4,705)
Loss for which no tax benefit is currently recognizable.........         6,985         8,664        4,066
Nondeductible stock compensation................................         2,450         1,153          603
State and foreign income taxes..................................            --            --           36
                                                                    -----------   -----------  ----------
  Total provision...............................................    $       --     $      --    $     --
                                                                    ===========   ===========  ==========

    Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                                 March 31,
                                                          ---------------------
                                                             2002        2001
                                                             ----        ----
Deferred tax assets:
  Net operating loss carryforwards....................    $  24,000   $  16,188
  Tax credit carryforwards............................          870         814
  Other individually immaterial items.................        2,170       2,166
                                                          ---------   ---------
     Total deferred tax assets........................       27,040      19,168
Valuation allowance...................................      (27,040)    (19,168)
                                                          ---------   ---------
Net deferred tax assets...............................    $      --   $      --
                                                          =========   =========

     FASB Statement No. 109, "Accounting for Income Taxes," provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets. The valuation allowance increased by $7,872,000 and $8,642,000 during the years ended March 31, 2002 and 2001, respectively.

                                  VIRAGE, INC.

    As of March 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $66,000,000 and $27,000,000, respectively. As of March 31, 2002, the Company also had federal and state research and development tax credit carryforwards of approximately $577,000 and $300,000, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2003, if not utilized.

   Utilization of the net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credit carryforwards before utilization.

7. Segment Reporting

   The Company has two reportable segments: the sale of software and related software support services including other revenues from U.S. government agencies ("software") and the sale of its application and professional services which includes set-up fees, professional services fees, video processing fees, and hosting and distribution fees ("application and professional services"). The Company's Chief Operating Decision Maker ("CODM") is the Company's Chief Executive Officer who evaluates performance and allocates resources based upon total revenues and gross profit (loss). Discreet financial information for each segment's profit and loss and each segment's total assets is not provided to the Company's CODM, nor is it tracked by the Company.

   Information on the Company's reportable segments for the years ended March 31, 2002 and 2001 are as follows (in thousands):


                                                  Years Ended March 31,
                                      -----------------------------------------
                                           2002          2001           2000
                                      ------------- -------------   -----------
 Software:
   Total revenues................      $    10,301   $     8,018    $     5,123
   Total cost of revenues........            1,460         1,347          1,600
                                       -----------   -----------    -----------
   Gross profit..................      $     8,841   $     6,671    $     3,523
                                       ===========   ===========    ===========

 Application and Professional
 Services:
   Total revenues................      $     6,444   $     3,383    $       438
   Total cost of revenues........            8,005         6,906          1,930
                                       -----------   -----------    -----------
   Gross loss....................      $    (1,561)  $    (3,523)   $    (1,492)
                                       ============  ============   ===========


    Total revenues to customers located outside the United States were approximately $3,997,000, $3,341,000 and $1,241,000 for the years ended March 31, 2002, 2001 and 2000, respectively. Virage Europe Ltd. and Virage GmbH, the Company's European subsidiaries, accounted for approximately $2,114,000, $2,020,000 and $1,137,000 of the Company's total revenues for the years ended March 31, 2002, 2001 and 2000, respectively. The total combined assets of Virage Europe Ltd. and Virage GmbH accounted for less than five percent of the Company's total assets as of March 31, 2002 and 2001.

                                  VIRAGE, INC.

8.  Quarterly Financial Data (Unaudited)

                                                              Three Months Ended
                         ----------------------------------------------------------------------------------------------------
                         March 31,   December 31,  September 30,  June 30,   March 31,  December 31,  September 30,  June 30,
                            2002         2001          2001         2001       2001         2000          2000         2000
                            ----         ----          ----         ----       ----         ----          ----         ----
                                                                (in thousands)
Total revenues......      $ 3,221      $ 4,788       $ 4,746      $ 3,990    $ 3,623      $ 3,268       $ 2,579       $ 1,931
Gross profit........        1,502        2,459         2,072        1,247      1,258        1,033           610           247
Net loss
  applicable
  to common
  stockholders......       (8,966)      (5,204)       (6,369)      (7,211)    (7,028)      (7,004)       (7,107)       (7,735)
Basic and diluted
  net loss per
  share applicable
  to common
  stockholders......      $ (0.44)     $ (0.26)      $ (0.31)     $ (0.36)   $ (0.35)     $ (0.35)      $ (0.38)      $ (2.41)

9.  Subsequent Events (Unaudited)

    The Company's 1997 stock option plan provides for the lesser of 1,000,000 shares or five percent of outstanding shares to increase the number of shares outstanding on an annual basis effective every April 1. Accordingly, 1,000,000 shares were authorized as additional shares to be granted under this plan on April 1, 2002. In addition, 400,000 shares were authorized as additional shares to be granted under the Company's ESPP pursuant to the plan's provisions effective April 1, 2002.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    There were no matters to be reported under this item.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

    (a)  Executive Officers

         The information with respect to Executive Officers is included in Part I hereof after Item 4.

    (b)  Directors

         The information required by this item is included in the section entitled "Election of Directors" in the Proxy Statement for the 2002 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated by reference herein. The information regarding compliance with section 16(a) of the Exchange Act is included in the Proxy Statement and incorporated herein by reference.

Item 11. Executive Compensation

     The information required by this item is included in the section entitled "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is included in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference and is also included in Note 4 of the Company's Consolidated Financial Statements and Notes thereto included in
Part II, Item 8, hereof.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is included in the section entitled "Certain Transactions" in the Proxy Statement and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      (1) Financial Statements

             The consolidated  financial statements of Virage as set forth under
             Item 8 are filed as part of this Annual Report on Form 10-K.

         (2) Financial Statement Schedule

                                  Virage, Inc.

                 Schedule II--Valuation and Qualifying Accounts

                                 (in thousands)

                                                                  Additions                         Balance
                                                 Balance at      charged to                         at end
                                                  beginning       costs and                           of
                Description                       of period       expenses         Write-offs       Period
                -----------                       ---------       --------         ----------       ------
Fiscal year ended March 31, 2002
     Allowance for doubtful accounts................$ 867           $ 286             $ --          $1,153

Fiscal year ended March 31, 2001
     Allowance for doubtful accounts................$ 591           $ 276             $ --           $ 867

Fiscal year ended March 31, 2000
     Allowance for doubtful accounts................$ 134           $ 457             $ --           $ 591

All other schedules are omitted because they are not applicable or the amounts are insignificant or the required information is presented in the Consolidated Financial Statements and Notes thereto in Item 8 above.

         (3) Exhibits

Exhibit
Number                         Description of Document
------                         -----------------------

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

10.11    2001 Nonstatutory Stock Option Plan

23.1     Consent of Ernst & Young LLP, Independent Auditors

24.1     Power of Attorney (included on signature page)

+ Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-96315).

++ Incorporated by reference to the Registrant's Quarterly Report filed on Form 10-Q on February 6, 2001.

    (b) Reports on Form 8-K:

         No reports on Form 8-K were filed during the fourth quarter ended March 31, 2002.

    (c) See Item 14(a)(3) above.

    (d) See Items 8 and 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 14, 2002.


                                    Virage, Inc.

                               By:      /s/ Paul G. Lego
                                     --------------------------------------
                                    Paul G. Lego
                                    Chairman of the Board of Directors,
                                    President and Chief Executive Officer

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

                Signature                                      Title                             Date
                ---------                                      -----                             ----

             /s/ Paul G. Lego                  Chairman, Presdient & Chief                   June 14, 2002
-------------------------------------------    Executive Officer
               Paul G. Lego                    (Principal Executive Officer)


          /s/ Alfred J. Castino                Vice President and Chief                      June 14, 2002
-------------------------------------------    Financial Officer
            Alfred J. Castino                  (Principal Financial and Accounting
                                               Officer)


            /s/ Alar E. Arras                  Director                                      June 14, 2002
-------------------------------------------
              Alar E. Arras


           /s/ Ronald E.F. Codd                Director                                      June 14, 2002
-------------------------------------------
             Ronald E.F. Codd


          /s/ Philip W. Halperin               Director                                      June 14, 2002
-------------------------------------------
            Philip W. Halperin


        /s/ Randall S. Livingston              Director                                      June 14, 2002
-------------------------------------------
          Randall S. Livingston


         /s/ Standish H. O'Grady               Director                                      June 14, 2002
-------------------------------------------
           Standish H. O'Grady


           /s/ Lawrence K. Orr                 Director                                      June 14, 2002
-------------------------------------------
             Lawrence K. Orr


       /s/ William H. Younger, Jr.             Director                                      June 14, 2002
-------------------------------------------
         William H. Younger, Jr.

                                INDEX TO EXHIBITS

Exhibit
Number                          Description of Document
------                          -----------------------

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

10.11    2001 Nonstatutory Stock Option Plan

23.1     Consent of Ernst & Young LLP, Independent Auditors

24.1     Power of Attorney (included on signature page)