Form 10-Q
period 2002-06-30
VIRAGE INC
filed 2002-08-14
CIK 1101147

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q
                            ------------------------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                           411 BOREL ROAD, 100 SOUTH
                        SAN MATEO, CALIFORNIA 94402-3116
                                 (650) 573-3210
(Address, including zip code, and telephone number, including area code, of the registrant's principal executive offices)

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

     The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 20,754,239 as of August 1, 2002.

       -----------------------------------------------------------------
       -----------------------------------------------------------------

                                  VIRAGE, INC.

                                      INDEX

                                                                            PAGE

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

   Condensed Consolidated Balance Sheets - June 30, 2002 and March 31, 2002..  3

   Condensed Consolidated Statements of Operations -- Three Months Ended
            June 30, 2002 and 2001...........................................  4

   Condensed Consolidated Statements of Cash Flows -- Three Months Ended
            June 30, 2002 and 2001...........................................  5

   Notes to Condensed Consolidated Financial Statements......................  6

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................ 14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......... 29


PART II: OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 30

Item 2. Changes in Securities and Use of Proceeds............................ 30

Item 3. Defaults Upon Senior Securities...................................... 31

Item 4. Submission of Matters to a Vote of Security Holders.................. 31

Item 5. Other Information.................................................... 31

Item 6. Exhibits and Reports on Form 8-K..................................... 31

Signature.................................................................... 32

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  VIRAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                         June 30,      March 31,
                                                          2002           2002
                                                        ---------     ---------
                           ASSETS

Current assets:
  Cash and cash equivalents ........................    $   2,102     $   4,586
  Short-term investments ...........................       23,430        26,108
  Accounts receivable, net .........................        1,885         2,366
  Prepaid expenses and other current assets ........        1,118           220
                                                        ---------     ---------
      Total current assets .........................       28,535        33,280

Property and equipment, net ........................        3,028         3,701
Other assets .......................................        2,588         2,571
                                                        ---------     ---------
      Total assets .................................    $  34,151     $  39,552
                                                        =========     =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .................................    $     595     $     831
  Accrued payroll and related expenses .............        2,463         2,376
  Accrued expenses .................................        2,568         2,946
  Deferred revenue .................................        3,108         3,050
                                                        ---------     ---------
      Total current liabilities ....................        8,734         9,203

Deferred rent ......................................          324           290

Commitments and contingencies

Stockholders' equity:
  Common stock .....................................           21            21
  Additional paid-in capital .......................      121,553       121,387
  Deferred compensation ............................       (2,056)       (2,425)
  Accumulated deficit ..............................      (94,425)      (88,924)
                                                        ---------     ---------
      Total stockholders' equity ...................       25,093        30,059
                                                        ---------     ---------
      Total liabilities and stockholders' equity ...    $  34,151     $  39,552
                                                        =========     =========

                             See accompanying notes.

                                  VIRAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                           Three Months Ended
                                                                June 30,
                                                         -----------------------
                                                           2002          2001
                                                         --------      --------

Revenues:
  License revenues .................................     $  1,611      $  1,882
  Service revenues .................................        1,624         2,047
  Other revenues ...................................           --            61
                                                         --------      --------
    Total revenues .................................        3,235         3,990
Cost of revenues:
  License revenues .................................          187           154
  Service revenues(1) ..............................        1,159         2,532
  Other revenues ...................................           --            57
                                                         --------      --------
    Total cost of revenues .........................        1,346         2,743
                                                         --------      --------
Gross profit .......................................        1,889         1,247
Operating expenses:
  Research and development(2) ......................        2,382         2,473
  Sales and marketing(3) ...........................        3,685         4,439
  General and administrative(4) ....................        1,142         1,332
  Stock-based compensation .........................          371           782
                                                         --------      --------
    Total operating expenses .......................        7,580         9,026
                                                         --------      --------
Loss from operations ...............................       (5,691)       (7,779)

Interest and other income, net .....................          190           568
                                                         --------      --------
Net loss ...........................................     $ (5,501)     $ (7,211)
                                                         ========      ========

Basic and diluted net loss per share ...............     $  (0.27)     $  (0.36)
                                                         ========      ========
Shares used in computation of basic and diluted
  net loss per share ...............................       20,687        20,133
                                                         ========      ========

(1) Excluding $5 in amortization of deferred employee stock-based compensation for the three months ended June 30, 2002 ($74 for the three months ended June 30, 2001).

(2) Excluding $23 in amortization of deferred employee stock-based compensation for the three months ended June 30, 2002 ($117 for the three months ended June 30, 2001).

(3) Excluding $31 in amortization of deferred employee stock-based compensation for the three months ended June 30, 2002 ($233 for the three months ended June 30, 2001).

(4) Excluding $312 in amortization of deferred employee stock-based compensation for the three months ended June 30, 2002 ($358 for the three months ended June 30, 2001).

                             See accompanying notes.

                                  VIRAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                               Three Months Ended
                                                                    June 30,
                                                                    --------
                                                                2002        2001
                                                              --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..................................................   $ (5,501)   $ (7,211)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization ...........................        685         705
  Loss on disposal of assets ..............................        106          --
  Amortization of deferred compensation related to
    stock options .........................................        371         987
  Amortization of technology right ........................          9           9
  Amortization of warrant fair values .....................          3         219
  Changes in operating assets and liabilities:
    Accounts receivable ...................................        481        (159)
    Prepaid expenses and other current assets .............       (898)       (424)
    Other assets ..........................................        (26)         --
    Accounts payable ......................................       (236)       (139)
    Accrued payroll and related expenses ..................         87        (840)
    Accrued expenses ......................................       (378)        395
    Deferred revenue ......................................         58         300
    Deferred rent .........................................         34          56
                                                              --------    --------
Net cash used in operating activities .....................     (5,205)     (6,102)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment ........................       (118)        (85)
Purchase of short-term investments ........................    (22,600)    (30,407)
Sales and maturities of short-term investments ............     25,278      23,328
                                                              --------    --------
Net cash provided by (used in) investing activities .......      2,560      (7,164)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, net of repurchases         10         (11)
Proceeds from employee stock purchase plan ................        151         489
                                                              --------    --------
Net cash provided by financing activities .................        161         478
                                                              --------    --------
Net decrease in cash and cash equivalents .................     (2,484)    (12,788)
Cash and cash equivalents at beginning of period ..........      4,586      19,680
                                                              --------    --------
Cash and cash equivalents at end of period ................   $  2,102    $  6,892
                                                              ========    ========

SUPPLEMENTAL DISCLOSURES OF NONCASH
OPERATING, INVESTING AND FINANCING ACTIVITIES:
Deferred compensation related to stock options ............   $     36    $     71
Reversal of deferred compensation upon employee termination   $     34    $    234

                             See accompanying notes.

                                  VIRAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial statements at June 30, 2002 and for the three month periods ended June 30, 2002 and 2001 have been included.

    The condensed consolidated financial statements include the accounts of Virage, Inc. (the "Company") and its majority owned subsidiaries, Virage Europe, Ltd. and Virage GmbH. All significant intercompany balances and transactions have been eliminated in consolidation.

    Results for the three months ended June 30, 2002 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K, dated June 14, 2002 as filed with the United States Securities and Exchange Commission. The accompanying balance sheet at March 31, 2002 is derived from the Company's audited consolidated financial statements at that date.

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

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2002
                                   (unaudited)

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

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2002
                                   (unaudited)

Use of Estimates

    The preparation of the accompanying unaudited condensed consolidated financial statements requires management to make estimates and assumptions that effect the amounts reported in these financial statements. Actual results could differ from those estimates.

Cash Equivalents and Short-Term Investments

    The Company invests its excess cash in money market accounts and debt instruments and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with an original maturity at the time of purchase of over three months are classified as short-term investments regardless of maturity date, as all such instruments are classified as available-for-sale and can be readily liquidated to meet current operational needs. At June 30, 2002, all of the Company's total cash equivalents and short-term investments were classified as available-for-sale and consisted of obligations issued by U.S. government agencies and multinational corporations, maturing within one year.

Comprehensive Net Loss

    The Company has adopted the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. To date, unrealized gains and losses have been insignificant and the Company has had no other significant comprehensive income
(loss), and consequently, net loss equals total comprehensive net loss.

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

    The following table presents the computation of basic and diluted net loss per share and pro forma basic and diluted net loss per share (in thousands, except per share data):

                                                          Three Months Ended
                                                               June 30,
                                                     -------------------------
                                                       2002             2001
                                                     --------         --------

       Net loss .............................        $ (5,501)        $ (7,211)
                                                     ========         ========
       Weighted-average shares of
         common stock outstanding ...........          20,706           20,343
       Less: Weighted-average shares of
         common stock subject to
         repurchase .........................             (19)            (210)
                                                     --------         --------
       Weighted-average shares used
         in computation of basic and
         diluted net loss per share .........          20,687           20,133
                                                     ========         ========
       Basic and diluted net loss per
         share ..............................        $  (0.27)        $  (0.36)
                                                     ========         ========

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2002
                                   (unaudited)

Impact of Recently Issued Accounting Standards

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Cominations ("FAS 141")." FAS 141 requires use of the purchase method for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling method. FAS 141 also provides new criteria to determine whether an acquired intangible asset would not be recognized separately from goodwill unless either control over the future economic benefits results from contractual or legal rights or the asset is capable of being separated or divided and sold, transferred, licensed, rented, or exchanged. The adoption of FAS 141 did not have a material impact on its financial position or its results of operations or cash flows as the Company has not participated in any business combinations through June 30, 2002.

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets ("FAS 142")." FAS 142 states that amortization of goodwill will no longer be required. Instead, impairment to goodwill is to be tested at least annually at the reporting unit level using a two-step impairment test whereby the first step determines if goodwill is impaired and the second step measures the amount of the impairment loss. While goodwill is to be tested for impairment annually, companies may need to test for goodwill impairment on an interim basis if an event or circumstance occurs that might significantly reduce the fair value of a reporting unit below its carrying amount. Regarding amortization of intangible assets with finite lives, the FASB requires intangible assets to be amortized over their useful economic lives and reviewed for impairment. Intangible assets that have economic lives that are indefinite would not be subject to amortization until there is evidence that their lives no longer are indefinite, and would be tested for impairment annually using a lower of cost or fair value approach. The Company has adopted FAS 142, which has not had a material impact on its financial position or its results of operations or cash flows as the Company has no goodwill or intangible assets subject to the requirements of FAS 142.

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets (FAS
144)," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FAS 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company adopted FAS 144 as of April 1, 2002 and the adoption of this statement has not had a significant impact on the Company's financial position and results of operations.

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

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2002
                                   (unaudited)
Restructuring

    During the three months ended June 30, 2002, the Company implemented additional restructuring programs to better align operating expenses with anticipated revenues. The Company recorded a $731,000 restructuring charge, which consisted of $625,000 in employee severance costs and $106,000 in equipment write-downs across most of the expense line items in the Company's consolidated statement of operations for the three months ended June 30, 2002. The restructuring programs resulted in a reduction in force across all company functions of approximately 30 employees. At March 31, 2002, the Company had $763,000 of accrued restructuring costs related to monthly rent for excess facility capacity, employee severance payments and other exit costs. The Company expects to pay out all restructuring amounts accrued as of June 30, 2002 over the course of the next 12 months.

    The following table depicts the restructuring activity during the three months ended June 30, 2002 (in thousands):

                                     Balance at                          Expenditures          Balance at
Category                           March 31, 2002      Additions      Cash       Non-cash     June 30, 2002
--------                           --------------      ---------      ----       --------     -------------
Excess facilities ..............       $460             $ --         $163         $ --              $297
Employee severance .............        259              625          235           --               649
Equipment write-downs ..........         --              106           --          106                --
Other exit costs ...............         44               --           --            6                38
                                       ----             ----         ----         ----              ----
   Total .......................       $763             $731         $398         $112              $984
                                       ====             ====         ====         ====              ====

    During the three months ended June 30, 2001, the Company implemented restructuring programs to better align operating expenses with anticipated revenues. The Company recorded a $712,000 restructuring charge, which consisted of $345,000 in facility exit costs and $367,000 in employee severance costs across most of the expense line items in the Company's consolidated statement of operations for the three months ended June 30, 2001. The restructuring programs resulted in a reduction in force across all company functions of approximately 35 employees. At June 30, 2001, the Company had $397,000 of accrued restructuring costs related to monthly rent for excess facility capacity, employee severance payments and other exit costs. The Company paid these accrued amounts out over the course of the 12 months subsequent to June 30, 2001.

    The following table depicts the restructuring activity during the three months ended June 30, 2001 (in thousands):

                                                                     Balance at
Category                          Additions    Cash Expenditures   June 30, 2001
--------                          ---------    -----------------   -------------
Excess facilities.............     $    345          $    --          $   345
Employee severance............          367               315              52
                                   --------          --------         -------
   Total......................     $    712          $    315         $   397
                                   ========          ========         =======

   The Company has invested significant resources into developing and marketing its recently introduced applications products. The Company believes that these solutions products broaden the value proposition to business software application users and expects to derive future revenues as a result of these product introductions. The market for the Company's application products is in a relatively early stage. The Company cannot predict how the market for its application products will develop, and part of its strategic challenge will be to convince enterprise customers of the productivity, communications, cost and other benefits of its application products. The Company's future revenues and revenue growth rates will depend in large part on its success in creating market acceptance for its application products. If the Company fails to do so, its products and services will not achieve widespread market acceptance, and may not generate significant revenues to offset its development, sales and marketing costs, which will hurt its business. This could lead to the Company taking additional restructuring actions in order to reduce costs and bring staffing in line with anticipated requirements.

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2002
                                   (unaudited)

    The Company has experienced excess operating lease capacity and should it continue to be unable to find a sub lessee at a rate equivalent to its operating lease rate, the Company may be required to record a charge for the rental payments that it owes to its landlord relating to any excess facility capacity. The Company's management reviews its facility requirements and assesses whether any excess capacity exists as part of its on-going financial processes.

Litigation

   Beginning on August 22, 2001, purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re Virage, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-7866 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). On or about April 19, 2002, plaintiffs electronically served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased the Company's common stock from June 28, 2000 through December 6, 2000. It names as defendants the Company; one current and one former officer of the Company; and several investment banking firms that served as underwriters of the Company's initial public offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offering did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

     The Company is aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, the Company (and the other issuer defendants) filed a motion to dismiss. The Company believes that the allegations against it and the individual defendants are without merit, and intends to contest them vigorously.

    From time to time, the Company may become involved in litigation claims arising from its ordinary course of business. The Company believes that there are no claims or actions pending or threatened against it, the ultimate disposition of which would have a material adverse effect on the Company.

3.   Stockholders' Equity

Voluntary Stock Option Cancellation and Re-grant Program

     In February 2002, the Company offered a voluntary stock option cancellation and re-grant program to its employees. The plan allowed employees with stock options at exercise prices of $5.00 per share and greater to cancel a portion or all of these unexercised stock options effective February 6, 2002, if they so chose, provided that should an employee participate, any option granted to that employee within the six months preceding February 6, 2002 was also automatically cancelled. On February 6, 2002, 2,678,250 shares with a weighted-average exercise price of $9.54 per share were cancelled pursuant to this program. As a result of this program, the Company is required to grant its employees stock options on August 7, 2002 at the closing market price as of that date (see Note
5).

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2002
                                   (unaudited)

Warrant Issued to a Customer

     In December 2000, the Company entered into a services agreement with a customer and issued an immediately exercisable, non-forfeitable warrant to purchase 200,000 shares of common stock at $5.50 per share. The warrant expires in December 2003. The value of the warrant was estimated to be $648,000 and was based upon a Black-Scholes valuation model with the following assumptions: risk free interest rate of 7.0%, no dividend yield, volatility of 90%, expected life of three years, exercise price of $5.50 and fair value of $5.38. The non-cash amortization of the warrant's value was recorded against service revenues as revenues from services were recognized over the one-year services agreement. During the three months ended June 30, 2001, the Company recorded $216,000 as contra-service revenues representing the pro-rata amortization of the warrant's value for the aforementioned period (none during the three months ended June 30, 2002).

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

    Information on the Company's reportable segments for the three months ended June 30, 2002 and 2001 are as follows (in thousands):

                                                         Three Months Ended
                                                              June 30,
                                                    -------------------------
                                                        2002          2001
                                                    -----------   -----------
            Software:

            Total revenues..................        $     2,250   $     2,586

            Total cost of revenues..........                386           358
                                                    -----------   -----------

            Gross profit....................        $     1,864   $     2,228
                                                    ===========   ===========

            Application and Professional Services:

            Total revenues..................        $       985   $     1,404

            Total cost of revenues..........                960         2,385
                                                    -----------   -----------

            Gross profit (loss).............        $        25   $      (981)
                                                    ===========   ===========

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2002
                                   (unaudited)

5.  Subsequent Events (Unaudited)

NASDAQ National Market Trading Requirements

   The Company's stock is currently traded on the NASDAQ National Market and the bid price for its common stock has been under $1.00 per share for over 30 consecutive trading days. Under NASDAQ's listing maintenance standards, if the closing bid price of the Company's common stock is under $1.00 per share for 30 consecutive trading days, NASDAQ may choose to notify the Company that it may delist its common stock from the NASDAQ National Market. On July 24, 2002, the Company received notice from NASDAQ that it is not in compliance with NASDAQ's listing maintenance standards and that it has until October 22, 2002 to regain compliance. If at any time before October 22, 2002 the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, NASDAQ will consider notifying the Company that it complies with the maintenance standards. If the Company is unable to meet this minimum bid price requirement by October 22, 2002, the Company expects to have the option of transferring to the NASDAQ SmallCap Market, which makes available a 180 calendar day extended grace period for the minimum $1.00 bid price requirement (instead of a 90 day grace period as provided by the NASDAQ National Market). In addition, the Company expects that it may also be eligible for an additional 180 calendar day grace period on the NASDAQ SmallCap Market (ie. until July 21, 2003) provided that the Company meets the other non-bid price related listing criteria. If the Company transfers to the NASDAQ SmallCap Market, the Company expects that it may be eligible to transfer back to the NASDAQ National Market if its bid price maintains the $1.00 per share requirement for 30 consecutive trading days and it has maintained compliance with all other continued listing requirements for the NASDAQ National Market. There can be no assurance that the Company's common stock will remain eligible for trading on the NASDAQ National Market or the NASDAQ SmallCap Market. If the Company's stock were delisted, the ability of the Company's stockholders to sell any of the Company's common stock at all would be severely, if not completely, limited.

Issuance of Stock Options Pursuant to Voluntary Stock Option Cancellation and Re-grant Program

   On August 7, 2002, the Company issued 2,538,250 shares at $0.59 per share to employees that participated in the Company's Voluntary Stock Option Cancellation and Re-grant Program (described in Note 3 above).

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

Recent Events

Application Products

   Recently, we introduced four new application products: VS Publishing, VS Webcasting, VS Learning, and VS Production. VS Publishing offers media and entertainment customers a streamlined workflow for rich-media web publishing, including a simple editorial control and greater website programming capabilities. VS Webcasting allows corporations to self-produce live and on-demand webcasting events such as executive communications, human resource broadcasts and webinars. VS Learning is a new enterprise software application for rich media training and e-learning that enables companies to create, manage, publish and view on-demand training courses and presentations containing video and other rich-media information. Finally, VS Production is an integrated software solution for media and entertainment enterprises that automates the professional video production process from acquisition to distribution.

   These products have been developed and have shipped, or are in their final development stages, and we expect to have shipped them all by the end of our second fiscal quarter. We continue to believe that the success of our application products is critical to our future and have heavily invested our resources in the development, marketing, and sale of them. The market for our application products is in a relatively early stage. We cannot predict how much the market for our application products will develop, and part of our strategic challenge will be to convince enterprise customers of the productivity, communications, cost, and other benefits of our solutions. Our future revenues and revenue growth rates will depend in large part on our success in creating market acceptance for our application products.

Business Restructuring Charges

   During the three months ended June 30, 2002, we executed additional restructuring measures to reduce headcount and infrastructure and to consolidate operations worldwide. We re-evaluated our cost structure and further reduced headcount and infrastructure across all functional areas of the company in our continued efforts to limit our future expense growth. These headcount and infrastructure changes resulted in a reduction in force of approximately 30 employees worldwide and the recording of $731,000 in business restructuring charges during the quarter. A breakdown of our business restructuring charges during the quarter and the remaining restructuring accrual as of June 30, 2002 is as follows:

                                            Balance at                         Expenditures             Balance at
   Category                               March 31, 2002     Additions       Cash        Non-cash     June 30, 2002
   --------                               --------------     ---------       ----        --------     -------------
Excess facilities and other exit costs..     $   504         $    --        $ 169         $  --          $ 335
Employee separation and other costs.....         259             625          235            --            649
Equipment write-downs...................          --             106           --           106             --
                                             -------         -------        -----         -----          -----
     Total..............................     $   763         $   731        $ 404         $ 106          $ 984
                                             =======         =======        =====         =====          =====

   Excess Facilities and Other Exit Costs: Excess facilities and other exit costs relate to lease obligations and closure costs associated with offices we have vacated as a result of our cost reduction initiatives. Cash expenditures for excess facilities and other exit costs during the three months ended June 30, 2002 primarily represent contractual ongoing lease payments. In our San Mateo, CA headquarters location, we have an operating lease commitment for approximately 48,000 square feet of office space, an amount higher than our current needs. It is our management's best estimate that some of this space will continue to be under-utilized for the next nine months and that we will not be able to recoup all losses from our rental payments for the period from July 1, 2002 to March 31, 2003 by earning a profit from a sub lessee at some point over the course of our obligation period, which continues through September 2006. Should we continue to have excess operating lease capacity subsequent to March 31, 2003 and be unable to find a sub lessee at a rate equivalent to our operating lease rate, we may be required to record additional charges for the rental payments that we owe to our landlord relating to excess capacity within this facility. Our management reviews our facility requirements and assesses whether any excess capacity exists as part of our on-going financial processes.

   Employee Severance: Employee separation and other costs, which include severance, related taxes, outplacement and other benefits, totaled approximately $625,000 during the three months ended June 30, 2002 (representing approximately 30 terminated employees), and $235,000 was paid in cash during the three months ended June 30, 2002. Personnel affected by the cost reduction initiatives during the three months ended June 30, 2002 include employees in positions throughout the company in sales, marketing, services, engineering, and general and administrative functions in all geographies, with a particular emphasis on non-sales personnel in our United Kingdom subsidiary.

   Equipment Write-Downs: As part of our cost restructuring efforts, we decided to substantially downsize our subsidiary in the United Kingdom, primarily in response to weak market conditions in Europe. Pursuant to these efforts, we reduced our European asset infrastructure by reducing a number of assets used by terminated employees and wrote-off approximately $106,000 of assets at net book value. Our management reviews its capacity requirements and assesses whether any excess capacity exists as part of our on-going financial processes.

Voluntary Stock Option Cancellation and Re-grant Program

   In February 2002, we canceled 2,678,250 stock options of certain employees who elected to participate in our voluntary stock option cancellation and re-grant program. Many of our employees canceled stock options that had significantly higher exercise prices in comparison to where our common stock price currently trades. On August 7, 2002, we issued 2,538,250 stock options to current employees who participated in the program with a new exercise price equal to $0.59 per share.

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

    Other revenues. Other revenues consist primarily of U.S. government agency research grants that are best effort arrangements. The software-development arrangements are within the scope of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 68, "Research and Development Arrangements." As the financial risks associated with the software-development arrangement rests solely with the U.S. government agency, we recognize revenues as the services are performed. The cost of these services is included in cost of other revenues. The Company's contractual obligation is to provide the required level of effort (hours), technical reports, and funds and man-hour expenditure reports.

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

                                                Three Months Ended
                                                     June 30,
                                            -------------------------
                                              2002              2001
                                            -------            ------
Revenues:
  License revenues......................       50%                47%
  Service revenues......................       50                 51
  Other revenues........................       --                  2
                                             ----               ----
          Total revenues................      100                100
                                             ----               ----
Cost of revenues:
  License revenues......................        6                  4
  Service revenues......................       36                 63
  Other revenues........................       --                  2
                                             ----               ----
          Total cost of revenues........       42                 69
                                             ----               ----
Gross profit............................       58                 31
Operating expenses:
  Research and development..............       74                 62
  Sales and marketing...................      114                111
  General and administrative............       35                 33
  Stock-based compensation..............       11                 20
                                             ----               ----
          Total operating expenses......      234                226
                                             ----               ----
Loss from operations....................     (176)              (195)
Interest and other income, net..........        6                 14
                                             ----               ----
Net loss................................     (170)%             (181)%
                                             ====               ====

    We incurred a net loss of $5,501,000 during the three months ended June 30, 2002. As of June 30, 2002, we had an accumulated deficit of $94,425,000. We expect to continue to incur operating losses for the foreseeable future. In view of the rapidly changing nature of our market and our limited operating history, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our historic revenue growth rates are not necessarily sustainable or indicative of our future growth.

    Revenues. Total revenues decreased to $3,235,000 for the three months ended June 30, 2002 from $3,990,000 for the three months ended June 30, 2001, a decrease of $755,000. This decrease was due to decreases in license, service and other revenues. International revenues decreased to $714,000, or 22% of total revenues, during the three months ended June 30, 2002 from $1,164,000, or 29% of total revenues, during the three months ended June 30, 2001. No customer accounted for more than 10% of total revenues for the three months ended June 30, 2002. Sales to two customers (one of which was a reseller of our products) each accounted for 16% of total revenues for the three months ended June 30, 2001.

    License revenues decreased to $1,611,000 during the three months ended June 30, 2002 from $1,882,000 during the three months ended June 30, 2001. This decrease is primarily due to lower unit sales of the SmartEncode product suite during the three months ended June 30, 2002 resulting from fewer signed deals and in response to the weakened overall technology spending environment.

     Service revenues decreased to $1,624,000 for the three months ended June 30, 2002 from $2,047,000 for the three months ended June 30, 2001, a decrease of $423,000. This decrease is the result of lower revenues in our application services business, primarily due to the non-renewal of our contract with Major League Baseball Advanced Media ("MLBAM"). Service revenues during the three months ended June 30, 2001 include $216,000 of warrant amortization recorded as contra-service revenues resulting from a warrant issued to MLBAM.

    Other revenues were $61,000 during the three months ended June 30, 2001 (none during the three months ended June 30, 2002). This decrease was attributable to the level of engineering services performed pursuant to federal government research contracts.

    Cost of Revenues. Cost of license revenues consists primarily of royalty fees for third-party software products integrated into our products. Our cost of service revenues includes personnel expenses, related overhead, communication expenses and capital depreciation costs for maintenance and support activities and application and professional services. Our cost of other revenues primarily includes engineering personnel expenses and related overhead for engineering research for government projects. Total cost of revenues decreased to $1,346,000, or 42% of total revenues, for the three months ended June 30, 2002 from $2,743,000, or 69% of total revenues, for the three months ended June 30, 2001. This decrease in total cost of revenues was due primarily to a decrease in our cost of service revenues, slightly offset by an increase in the cost of license revenues. We expect our total cost of revenues to be relatively flat during our second fiscal quarter in comparison to our first fiscal quarter ended June 30, 2002, however our total cost of revenues is highly variable. Generally, we expect that increases or decreases in the dollar amount of our total cost of revenues will correlate with increases or decreases in the dollar amount of our total revenues.

    Cost of license revenues increased to $187,000, or 12% of license revenues, during the three months ended June 30, 2002 from $154,000, or 8% of license revenues, during the three months ended June 30, 2001. This increase was due to higher unit sales of our products that are subject to unit-based (rather than fixed-fee) license royalty payments for the three months ended June 30, 2002 in comparison to the three months ended June 30, 2001.

    Cost of service revenues decreased to $1,159,000, or 71% of service revenues, for the three months ended June 30, 2002 from $2,532,000, or 124% of service revenues for the three months ended June 30, 2001. This decrease was due to lower expenditures for our application services business, primarily due to the non-renewal of our contract with MLBAM.

    Cost of other revenues was $57,000, or 93% of other revenues, during the three months ended June 30, 2001 (none for the three months ended June 30, 2002). This decrease was attributable to the level of engineering services performed pursuant to federal government research contracts.

    Research and Development Expenses. Research and development expenses consist primarily of personnel and related costs for our development efforts. Research and development expenses decreased to $2,382,000, or 74% of total revenues, for the three months ended June 30, 2002 from $2,473,000, or 62% of total revenues, for the three months ended June 30, 2001. The decrease in absolute dollars was primarily due to lower variable office and equipment costs and reduced product development expenses. We expect research and development expenses to increase modestly for the foreseeable future as we believe that product development expenditures are essential for us to maintain and enhance our market position and expand into new user markets. To date, we have not capitalized any software development costs as they have been insignificant after establishing technological feasibility.

     Sales and Marketing Expenses. Sales and marketing expenses consist of personnel and related costs for our direct sales force, pre-sales support and marketing staff, and marketing programs including trade shows and seminars. Sales and marketing expenses decreased to $3,685,000, or 114% of total revenues, during the three months ended June 30, 2002 from $4,439,000, or 111% of total revenues, during the three months ended June 30, 2001. The decrease in absolute dollars was primarily due to lower variable headcount costs and reduced discretionary marketing program spending. We expect sales and marketing expenses to remain in the range of relatively flat to a modest decrease for the foreseeable future as we attempt to limit our overall expense growth and focus our marketing activities in specific areas.

    General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities, costs of our external audit firm and costs of our outside legal counsel. General and administrative expenses decreased to $1,142,000, or 35% of total revenues, for the three months ended June 30, 2002 from $1,332,000 or 33% of total revenues, for the three months ended June 30, 2001. The decrease in absolute dollars was primarily due to lower variable headcount costs and reduced professional services fees. We expect general and administrative expenses to remain relatively flat for the foreseeable future as we attempt to limit our overall expense growth.

    Stock-Based Compensation Expense. Stock based compensation expense represents the amortization of deferred compensation (calculated as the difference between the exercise price of stock options granted to our employees and the then deemed fair value of our common stock) for stock options granted to our employees. We recognized stock-based compensation expense of $371,000 and $782,000 for the three months ended June 30, 2002 and 2001, respectively, in connection with the granting of stock options to our employees. Our stock-based compensation expense for the three months ended June 30, 2002 decreased due to the cancellation of stock options resulting from participation in our voluntary stock option cancellation and re-grant program for our employees during the year ended March 31, 2002. The implementation of this cancellation and re-grant program resulted in the immediate expensing of the majority of our employee-related deferred compensation in our fourth fiscal quarter of 2002. As a result, our stock-based compensation expenses are, and are expected to continue to be, lower than fiscal 2002 levels. We will continue to amortize the remaining deferred compensation balance as expense for employees who did not participate in our voluntary stock option cancellation and re-grant program.

    Interest and Other Income. Interest and other income, net includes interest income from cash and cash equivalents. Interest and other income decreased to $190,000 for the three months ended June 30, 2002 from $568,000 for the three months ended June 30, 2001, a decrease of $378,000. The decrease was a result of lower interest rates and lower average cash balances during the three months ended June 30, 2002.

    Provision for Income Taxes. We have not recorded a provision for any significant federal and state or foreign income taxes in either the three months ended June 30, 2002 or 2001 because we have experienced net losses since inception, which have resulted in deferred tax assets. We have recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance through future taxable profits.

Liquidity and Capital Resources

    As of June 30, 2002, we had cash, cash equivalents and short-term investments of $25,532,000, a decrease of $5,162,000 from March 31, 2002 and our working capital, defined as current assets less current liabilities, was $19,801,000, a decrease of $4,276,000 in working capital from March 31, 2002. The decrease in our cash, cash equivalents, and short-term investments and our working capital is primarily attributable to cash used in operating activities.

    Our operating activities resulted in net cash outflows of $5,205,000, and $6,102,000 for the three months ended June 30, 2002 and 2001, respectively. The cash used in these periods was primarily attributable to net losses of $5,501,000 and $7,211,000 in the three months ended June 30, 2002 and 2001, respectively, offset by depreciation expense, losses on disposals of assets, and non-cash, stock-based charges.

    Investing activities resulted in cash inflows of $2,560,000 and cash outflows of $7,164,000 for the three months ended June 30, 2002 and 2001, respectively. Our investing activity cash inflows were due to the sale and maturity of our short-term investments and our investing activity cash outflows were primarily for the purchase of short-term investments and capital equipment during both periods. We expect that we will continue to invest in short-term investments and purchase capital equipment as we replace older equipment with newer models.

    Financing activities provided net cash inflows of $161,000 and $478,000 during the three months ended June 30, 2002 and 2001, respectively. These inflows were primarily from the proceeds of our employee stock purchase plan during the three months ended June 30, 2002 and 2001.

    At June 30, 2002, we have contractual and commercial commitments not included on our balance sheet primarily for our San Mateo, California facility that we have an obligation to lease through September 2006. For the remainder of our fiscal year ended March 31, 2003, our total commitments amount to $2,542,000. Future full fiscal year commitments are as follows: $3,466,000 in 2004, $3,382,000 in 2005, $3,240,000 in 2006 and $1,844,000 in 2007 ($14,474,000
in total commitments as of June 30, 2002).

    We anticipate that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. However, we may need to raise additional funds in future periods through public or private financings, or other sources, to fund our operations and potential acquisitions, if any, until we achieve profitability, if ever. We may not be able to obtain adequate or favorable financing when necessary to fund our business. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

Risk Factors

    The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating results. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

                          Risks Related to Our Business

Our revenues, cost of revenues, and expense forecasts are based upon the best information we have available, but our operating results have historically been volatile and there are a number of risks that make it difficult for us to foresee or accurately evaluate factors that may impact our forecasts.

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

    We have limited visibility into future demand, and our limited operating history makes it difficult for us to foresee or accurately evaluate factors that may impact such future demand. Our visibility over our potential sales is typically limited to the current quarter and our visibility for even the current quarter is rather limited. In order to provide a revenue forecast for the current quarter, we must make assumptions about conversion of these potential sales into current quarter revenues. Such assumptions may be materially incorrect due to competition for the customer order including pricing pressures, sales execution issues, customer selection criteria or length of the customer selection cycle, the failure of sales contracts to meet our revenue recognition criteria, our inability to perform professional services timely, our inability to hire and retain qualified personnel, our inability to develop new markets in Europe or Asia, and other factors that may be beyond our control such as the strength of information technology spending. In addition, we are inexperienced with our sales cycle for these new application products to these users and we cannot predict how the market for our application products will develop. Our assumptions about conversion of these potential sales into current quarter revenues could be materially incorrect. We are reliant on third party resellers for a significant portion of our license revenues and we have limited visibility into the status of orders from such third parties.

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

The failure of any significant contracts to meet our policies for recognizing revenue may prevent us from achieving our revenue objectives for a quarter or a fiscal year, which would hurt our operating results.

    Our sales contracts are typically based upon standard agreements that meet our revenue recognition policies. However, our future sales may include site licenses, consulting services or other transactions with customers who may negotiate special terms and conditions that are not part of our standard sales contracts. In addition, customers may delay payments to us, which may require us to account for those customers' revenues on a cash basis, rather than accrual basis, of accounting. If these special terms and conditions cause sales under these contracts to not qualify under our revenue recognition policies, we would defer revenues to future periods, which may hurt our reported revenues and operating results.

    In addition, customers that license our products may require consulting, implementation, maintenance and training services and obtain them from our internal professional services, customer support and training organizations. When we provide these services in connection with a software license arrangement, our revenue recognition policy may require us to recognize the software license fee as the implementation services are performed or defer the fee until the completion of the services, which may hurt our reported revenues and operating results.

We have allocated significant product development, sales and marketing resources toward the deployment of our new application products and we face a number of risks that may impede market acceptance of these products and such risks may ultimately prove our business model invalid, thereby hurting our financial results.

    We have invested significant resources into developing and marketing our recently introduced application products and do not know whether our business model and strategy will be successful. The market for these products is in a relatively early stage. We cannot predict how the market for our applications will develop, and part of our strategic challenge will be to convince enterprise customers of the productivity, communications, cost and other benefits of our application products. Our future revenues and revenue growth rates will depend in large part on our success in delivering these new products effectively and creating market acceptance for these products. If we fail to do so, our products and services will not achieve widespread market acceptance, and we may not generate significant revenues to offset our development, sales and marketing costs, which will hurt our business. Additionally, our future success will continue to depend upon our ability to develop new products or product enhancements that address future needs of our target markets and to respond to these changing standards and practices.

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

    We have experienced operating losses in each quarterly and annual period since we were formed and we expect to incur significant losses in the future. As of June 30, 2002, we had an accumulated deficit of $94,425,000. We may incur increasing research and development, sales and marketing and general and administrative expenses. Accordingly, our failure to increase our revenues significantly or improve our gross margins will harm our business. In addition, our cash, cash equivalent and short-term investment resources (collectively, "cash resources") totaled $25,532,000 as of June 30, 2002 and we used $5,205,000 in our operating activities during the three months ended June 30, 2002. We anticipate that our operating activities will use additional cash resources for at least the next 12 months. This almost certainly will leave us with a deteriorated cash position in comparison to our cash position as of June 30, 2002 and this may affect our ability to transact future strategic operating and investing activities in a timely manner, which may harm our business and cause our stock price to fall. The current business environment is not conducive to raising additional financing. If we require additional financing, the terms of such financing may heavily dilute the ownership interests of current investors, and cause our stock price to fall significantly or we may not be able to secure financing upon acceptable terms at all. Accordingly, our stock price is heavily dependent upon our ability to grow our revenues and manage our costs in order to preserve cash resources.

Failure to comply with NASDAQ's listing standards could result in our delisting by NASDAQ from the NASDAQ National Market and severely limit the ability to sell any of our common stock.

   Our stock is currently traded on the NASDAQ National Market and the bid price for our common stock has been under $1.00 per share for over 30 consecutive trading days. Under NASDAQ's listing maintenance standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, NASDAQ may choose to notify us that it may delist our common stock from the NASDAQ National Market. On July 24, 2002, we received notice from NASDAQ that we are not in compliance with NASDAQ's listing maintenance standards and that we have until October 22, 2002 to regain compliance. If at anytime before October 22, 2002, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, NASDAQ will consider notifying us that we comply with its maintenance standards. If we are unable to meet this minimum bid price requirement by October 22, 2002, we expect to have the option of transferring to the NASDAQ SmallCap Market, which makes available a 180 calendar day extended grace period for the minimum $1.00 bid price requirement. In addition, we expect that we may also be eligible for an additional 180 calendar day grace period on the NASDAQ SmallCap Market (ie. until July 21, 2003) provided that we meet the other non-bid price related listing criteria. However, we believe that a transfer to the NASDAQ SmallCap may be negatively perceived by the market, analysts who follow our stock and stockholders. There can be no assurance that our common stock will remain eligible for trading on the NASDAQ National Market or the NASDAQ SmallCap Market. If our stock were delisted, the ability of our stockholders to sell any of our common stock at all would be severely, if not completely, limited.

We expect the market price of our common stock to be volatile.

   The market price of our common stock has experienced both significant increases in valuation and significant decreases in valuation, over short periods of time. We believe that factors such as announcements of developments related to our business, fluctuations in our operating results, failure to meet securities analysts' expectations, general conditions in the software and high technology industries and the worldwide economy, announcements of technological innovations, new systems or product enhancements by us or our competitors, acquisitions, changes in governmental regulations, developments in patents or other intellectual property rights and changes in our relationships with customers and suppliers could cause the price of our common stock to continue to fluctuate substantially. In addition, in recent years the stock market in general, and the market for small capitalization and high technology stocks in particular, has experienced extreme price fluctuations that have often been unrelated to the operating performance of affected companies. Any of these factors could adversely affect the market price of our common stock.

Our restructuring efforts may not result in the intended benefits. We may be required to record additional restructuring charges and this may adversely affect the morale and performance of our personnel we wish to retain and may also adversely affect our ability to hire new personnel.

    During the past few quarters, including the quarter ended June 30, 2002, we took steps to better align the resources required to operate efficiently in the prevailing market. Through these steps, we reduced our headcount and incurred charges for employee severance and excess facility capacity. While we believe that these steps help us achieve greater operating efficiency, we have limited history with such measures and the results of these measures are less than predictable. The Company currently believes additional steps may be required. We believe workforce reductions and management changes create anxiety and uncertainty and may adversely affect employee morale. These measures could adversely affect our employees that we wish to retain and may also adversely affect our ability to hire new personnel. They may also affect customers and/or vendors, which could harm our ability to operate as intended and which would harm our business.

    In addition, should we continue to have excess operating lease capacity and we are unable to find a sub lessee at a rate equivalent to our operating lease rate, we would be required to record additional charges for the rental payments that we owe to our landlord relating to any excess facility capacity, which would harm our operating results. Our management reviews our facility requirements and assesses whether any excess capacity exists as part of our on-going financial processes.

The prices we charge for our products and services may decrease or the pricing assumptions for our new applications products and services may be incorrect, either of which may impact our ability to develop a sustainable business.

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

    The average size of our customer license orders has been between approximately $40,000 and $60,000 over the past several quarters. Our sales and marketing costs are a high percentage of the revenues from our orders, due partly to the expense of developing leads and relatively long sales cycles involved in selling products that are not yet considered "mainstream" technology investments. For the three months ended June 30, 2002, our sales and marketing expenses totaled 114% of our total revenues. We recently introduced our new applications products in hopes of increasing both our revenues and average size of our customers' orders and these products have pricing models based upon a number of assumptions about the market for our products. If our assumptions are incorrect or our pricing does not work as intended, we may not be able to increase the average size of our customer orders or reduce the costs of selling and marketing for our products and, therefore, we may not be able to develop a profitable and sustainable business.

Our service revenues and recently introduced VS Production solution product may have substantially lower gross profit margins than our license revenues, and an increase in service revenues or the VS Production application products relative to license revenues could harm our gross margins.

    Our service revenues, which includes fees for our application services as well as professional services such as consulting, implementation, maintenance and training, were 50% and 51% of our total revenues for the three months ended June 30, 2002 and 2001, respectively. In addition, our recently introduced VS Production application may contain a hardware element that is developed, manufactured and marketed by a third-party partner and bundled with our software and resold by us. Our service revenues have substantially lower gross profit margins than our license revenues and we expect that our VS Production application may also have substantially lower gross profit margins than our license revenues when we sell it with the hardware element. Our cost of service revenues for the three months ended June 30, 2002 and 2001 were 71% and 124% of our service revenues, respectively. An increase in the percentage of total revenues represented by service revenues and/or our VS Production application when sold with a hardware element could adversely affect our overall gross profit margins.

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

    We may also be required to create additional performance and retention incentives in order to retain our employees including the granting of additional stock options to employees at current prices or issuing incentive cash bonuses. Such incentives may either dilute our existing stockholder base or result in unforeseen operating expenses, which may cause our stock price to fall. For example, in February 2002, we introduced a Voluntary Stock Option Cancellation and Re-grant Program in which a number of our employees cancelled stock options that had significantly higher exercise prices in comparison to where our common stock price currently trades. These employees will receive new options in August 2002 at exercise prices equivalent to our common stock price at that date. This may cause dilution to our existing stockholder base, which may cause our stock price to fall.

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

If the protection of our intellectual property is inadequate or third party intellectual property is unavailable or if others bring infringement or other claims against us, we may incur significant costs or lose customers.

    We depend on our ability to develop and maintain the proprietary aspects of our technology. Policing unauthorized use of our products is difficult and software piracy may become a problem. We license our proprietary rights to third parties, who may not abide by our compliance guidelines. To date, we have not sought patent protection of our proprietary rights in any foreign jurisdiction, and the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our efforts to protect our intellectual property rights may not be effective to prevent misappropriation of our technology or may not prevent the development by others of products competitive with those developed by us.

    In addition, other companies may obtain patents or other proprietary rights that would limit our ability to conduct our business and could assert that our technologies infringe their proprietary rights. We could incur substantial costs to defend any litigation, and intellectual property litigation could force us to cease using key technology, obtain a license, or redesign our products. From time to time, we have received notices claiming that our technology infringes patents held by third parties and in addition may become involved in litigation claims arising from our ordinary course of business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us. However, in the event any claim against us is successful, our operating results would be significantly harmed.

    Furthermore, we license technology from third parties, which may not continue to be available on commercially reasonable terms, if at all. The loss of any of these licenses could result in delays in the licensing of our products until equivalent technology, if available, is developed or licensed for potentially higher fees and integrated. In the event of any such loss, costs could be increased and delays could be incurred, thereby harming our business.

Interruptions to our business or internal infrastructure from unforeseen, adverse events or circumstances will disrupt our business and our operating results will suffer.

    The worldwide socio-political environment has changed dramatically since September 11, 2001. Our customers, potential customers and vendors are located worldwide and generally within major international metropolitan areas. In addition, the significant majority of our operations are conducted at offices within a 60-mile radius of the major metropolitan cities of San Francisco, New York City, Boston and London. Our business also requires that certain personnel, including our officers, travel in order to perform their jobs appropriately. Should a major catastrophe occur within the vicinity of any of our operations, our customers' and/or potential customers' and/or vendors' operations, our operations may be adversely impacted and our business may be harmed.

    Our communications and network infrastructure are a critical part of our business operations. Our application services business is dependent upon providing our customers with fast, efficient and reliable services. To meet our customers' requirements, we must protect our network against damage from any and all sources, including among other things:

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

    Our revenues are dependent on the health of the economy (in particular, the robustness of information technology spending) and the growth of our customers and potential future customers. The economic environment has not been conducive to companies involved in information technology infrastructure for several quarters and if this trend continues, our customers may continue to delay or reduce their spending on our software and service solutions. When economic conditions for information technology products weaken, sales cycles for sales of software products and related services tend to lengthen and companies' information technology and business unit budgets tend to be reduced. If that continues to happen, our revenues could suffer and our stock price may decline. Further, if U.S. or global economic conditions worsen, we may experience a material adverse impact on our business, operating results, and financial condition.

Defects in our software products or services could diminish demand for our products or could subject us to liability claims and negative publicity if our customers' systems, information or video content is damaged through the use of our products or our application services.

    Our software products and related services are complex and may contain errors that may be detected at any point in the life of the product or service. We cannot assure you that, despite testing by us and our current and potential customers, errors will not be found in new products or releases after shipment or in the related services that we perform for our customers. If our customers' systems, information or video content is damaged by software errors or services that we perform for them, our business may be harmed. In addition, these errors or defects may cause severe customer service and public relations problems. Errors, bugs, viruses or misimplementation of our products or services may cause liability claims and negative publicity ultimately resulting in the loss of market acceptance of our products and services. Our agreements with customers that attempt to limit our exposure to liability claims may not be enforceable in jurisdictions where we operate.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

   At June 30, 2002, the Company's cash and cash equivalents consisted primarily of bank deposits and money market funds. The Company's short-term investments consisted of commercial paper, municipal bonds, and federal agency and related securities. The Company did not hold any derivative financial instruments. The Company's interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

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

   The Company is aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, we (and the other issuer defendants) filed a motion to dismiss. We believe that the allegations against our officers and us are without merit, and we intend to contest them vigorously.

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

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

Item 5. Other Information

         The Company's stock is currently traded on the NASDAQ National Market and the bid price for its common stock has been under $1.00 per share for over 30 consecutive trading days. Under NASDAQ's listing maintenance standards, if the closing bid price of the Company's common stock is under $1.00 per share for 30 consecutive trading days, NASDAQ may choose to notify the Company that it may delist its common stock from the NASDAQ National Market. On July 24, 2002, the Company received notice from NASDAQ that it is not in compliance with NASDAQ's listing maintenance standards and that it has until October 22, 2002 to regain compliance. If at any time before October 22, 2002 the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, NASDAQ will consider notifying the Company that it complies with the maintenance standards. If the Company is unable to meet this minimum bid price requirement by October 22, 2002, the Company expects to have the option of transferring to the NASDAQ SmallCap Market, which makes available a 180 calendar day extended grace period for the minimum $1.00 bid price requirement (instead of a 90 day grace period as provided by the NASDAQ National Market). In addition, the Company expects that it may also be eligible for an additional 180 calendar day grace period on the NASDAQ SmallCap Market (ie. until July 21, 2003) provided that the Company meets the other non-bid price related listing criteria. If the Company transfers to the NASDAQ SmallCap Market, the Company expects that it may be eligible to transfer back to the NASDAQ National Market if its bid price maintains the $1.00 per share requirement for 30 consecutive trading days and it has maintained compliance with all other continued listing requirements for the NASDAQ National Market. There can be no assurance that the Company's common stock will remain eligible for trading on the NASDAQ National Market or the NASDAQ SmallCap Market. If the Company's stock were delisted, the ability of the Company's stockholders to sell any of the Company's common stock at all would be severely, if not completely, limited.

Item 6. Exhibits and Report on Form 8-K.

   (a)  Exhibits

        Exhibit 99.1      Certification Pursuant to 18 U.S.C. Section 1350

   (b)  Reports on Form 8-K

        None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          VIRAGE, INC.

Date:  August 14, 2002                    By:   /s/ Scott Gawel
                                                --------------------------------
                                                Scott Gawel
                                                Vice President, Finance &
                                                Acting Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Financial Officer)