Form 10-Q
period 2002-09-30
VIRAGE INC
filed 2002-11-12
CIK 1101147

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                    FORM 10-Q
                            ------------------------

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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


                             411 BOREL AVENUE, 100S
                        SAN MATEO, CALIFORNIA 94402-3116
                                 (650) 573-3210

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


     The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 20,915,346 as of November 3, 2002.


 -------------------------------------------------------------------------------
 -------------------------------------------------------------------------------

                                  VIRAGE, INC.

                                      INDEX

                                                                                                         PAGE
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)


   Condensed Consolidated Balance Sheets - September 30, 2002 and
              March 31, 2002..............................................................................1

   Condensed Consolidated Statements of Operations -- Three and Six Months Ended
              September 30, 2002 and 2001.................................................................2

   Condensed Consolidated Statements of Cash Flows -- Six Months Ended
              September 30, 2002 and 2001.................................................................3

   Notes to Condensed Consolidated Financial Statements...................................................4

Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................................................14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................................32

Item 4.  Controls and Procedures.........................................................................32




PART II: OTHER INFORMATION


Item 1. Legal Proceedings................................................................................33

Item 2. Changes in Securities and Use of Proceeds........................................................33

Item 3. Defaults Upon Senior Securities..................................................................34

Item 4. Submission of Matters to a Vote of Security
              Holders....................................................................................34

Item 5. Other Information................................................................................34

Item 6. Exhibits and Reports on Form 8-K.................................................................35

Signature................................................................................................36

Certifications...........................................................................................37


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                  VIRAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                                               September 30,             March 31,
                                                                                   2002                    2002
                                                                                ---------                ---------
                           ASSETS
Current assets:
  Cash and cash equivalents .................................................   $   3,610                $   4,586
  Short-term investments ....................................................      18,031                   26,108
  Accounts receivable, net ..................................................       2,013                    2,366
  Prepaid expenses and other current assets .................................         795                      220
                                                                                ---------                ---------
      Total current assets ..................................................      24,449                   33,280

Property and equipment, net .................................................       2,493                    3,701
Other assets ................................................................       2,400                    2,571
                                                                                ---------                ---------
      Total assets ..........................................................   $  29,342                $  39,552
                                                                                =========                =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..........................................................   $     636                $     831
  Accrued payroll and related expenses ......................................       2,023                    2,376
  Accrued expenses ..........................................................       2,360                    2,946
  Deferred revenue ..........................................................       3,112                    3,050
                                                                                ---------                ---------
      Total current liabilities .............................................       8,131                    9,203

Deferred rent ...............................................................         358                      290


Commitments and contingencies

Stockholders' equity:
  Preferred stock ...........................................................          --                       --
  Common stock ..............................................................          21                       21
  Additional paid-in capital ................................................     121,332                  121,387
  Deferred compensation .....................................................      (1,332)                  (2,425)
  Accumulated deficit .......................................................     (99,168)                 (88,924)
                                                                                ---------                ---------
      Total stockholders' equity ............................................      20,853                   30,059
                                                                                ---------                ---------
      Total liabilities and stockholders' equity ............................   $  29,342                $  39,552
                                                                                =========                =========

                             See accompanying notes.

                                  VIRAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                 Three Months Ended              Six Months Ended
                                                                    September 30,                  September 30,
                                                               ------------------------        ------------------------
                                                                 2002            2001            2002            2001
                                                               --------        --------        --------        --------

Revenues:
  License revenues ......................................      $  1,673        $  2,932        $  3,284        $  4,814
  Service revenues ......................................         1,604           1,663           3,228           3,710
  Other revenues ........................................            --             151              --             212
                                                               --------        --------        --------        --------
    Total revenues ......................................         3,277           4,746           6,512           8,736
Cost of revenues:
  License revenues ......................................           160             178             347             332
  Service revenues(1) ...................................         1,059           2,405           2,218           4,937
  Other revenues ........................................            --              91              --             148
                                                               --------        --------        --------        --------
    Total cost of revenues ..............................         1,219           2,674           2,565           5,417
                                                               --------        --------        --------        --------
Gross profit ............................................         2,058           2,072           3,947           3,319
Operating expenses:
  Research and development(2) ...........................         2,444           2,344           4,826           4,817
  Sales and marketing(3) ................................         3,062           4,423           6,747           8,862
  General and administrative(4) .........................         1,069           1,330           2,211           2,662
  Stock-based compensation ..............................           364             756             735           1,538
                                                               --------        --------        --------        --------
    Total operating expenses ............................         6,939           8,853          14,519          17,879
                                                               --------        --------        --------        --------
Loss from operations ....................................        (4,881)         (6,781)        (10,572)        (14,560)
Interest and other income, net ..........................           138             412             328             980
                                                               --------        --------        --------        --------
Net loss ................................................      $ (4,743)       $ (6,369)       $(10,244)       $(13,580)
                                                               ========        ========        ========        ========

Basic and diluted net loss per share ....................      $  (0.23)       $  (0.31)       $  (0.49)       $  (0.67)
                                                               ========        ========        ========        ========

Shares used in computation of basic and
  diluted net loss per share ............................        20,773          20,247          20,730          20,190
                                                               ========        ========        ========        ========

(1) Excluding $5 and $10 in amortization of deferred stock-based compensation for the three and six months ended September 30, 2002, respectively ($69 and $143 for the three and six months ended September 30, 2001, respectively).

(2) Excluding $23 and $46 in amortization of deferred stock-based compensation for the three and six months ended September 30, 2002, respectively ($102 and $219 for the three and six months ended September 30, 2001, respectively).

(3) Excluding $24 and $55 in amortization of deferred stock-based compensation for the three and six months ended September 30, 2002, respectively ($227 and $459 for the three and six months ended September 30, 2001, respectively).

(4) Excluding $312 and $624 in amortization of deferred stock-based compensation for the three and six months ended September 30, 2002, respectively ($358 and $717 for the three and six months ended September 30, 2001, respectively).


                             See accompanying notes.

                                  VIRAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                          Six Months Ended
                                                                           September 30,
                                                                        -------------------
                                                                          2002       2001
                                                                        --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ............................................................   $(10,244)  $(13,580)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization .....................................      1,296      1,481
  Loss on disposal of assets ........................................        106         --
  Amortization of deferred compensation related to
    stock options and issuance of stock options to consultants ......        822      1,928
  Amortization of technology right ..................................         18         17
  Amortization of warrant fair values ...............................          6        438
  Changes in operating assets and liabilities:
    Accounts receivable .............................................        353       (526)
    Prepaid expenses and other current assets .......................       (575)      (127)
    Other assets ....................................................        153         --
    Accounts payable ................................................       (195)      (221)
    Accrued payroll and related expenses ............................       (353)       (15)
    Accrued expenses ................................................       (586)      (201)
    Deferred revenue ................................................         62       (500)
    Deferred rent ...................................................         68        111
                                                                        --------   --------
Net cash used in operating activities ...............................     (9,069)   (11,195)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment ..................................       (194)      (309)
Purchase of short-term investments ..................................    (33,250)   (43,163)
Sales and maturities of short-term investments ......................     41,327     39,205
                                                                        --------   --------
Net cash provided by (used in) investing activities .................      7,883     (4,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, net of repurchases .........         59         (7)
Proceeds from employee stock purchase plan ..........................        151        489
                                                                        --------   --------
Net cash provided by financing activities ...........................        210        482
                                                                        --------   --------
Net decrease in cash and cash equivalents ...........................       (976)   (14,980)
Cash and cash equivalents at beginning of period ....................      4,586     19,680
                                                                        --------   --------
Cash and cash equivalents at end of period ..........................   $  3,610   $  4,700
                                                                        ========   ========

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING
ACTIVITIES:
Book value of equipment write-downs .................................   $    432   $     --
Accumulated depreciation of equipment write-downs ...................   $    326   $     --
Deferred compensation related to stock options ......................   $     36   $    123
Reversal of deferred compensation upon employee termination .........   $    394   $    567

                  See accompanying notes.

                                  VIRAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial statements at September 30, 2002 and for the three and six month periods ended September 30, 2002 and 2001 have been included.

     The condensed consolidated financial statements include the accounts of Virage, Inc. (the "Company") and its majority owned subsidiaries, Virage Europe, Ltd. and Virage GmbH. All significant intercompany balances and transactions have been eliminated in consolidation.

     Results for the three and six months ended September 30, 2002 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K, dated June 14, 2002 as filed with the United States Securities and Exchange Commission. The accompanying balance sheet at March 31, 2002 is derived from the Company's audited consolidated financial statements at that date.

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

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2002
                                   (unaudited)

     Revenue is recognized on licensed software on a per user or per server basis for a fixed fee when the product master is delivered to the customer. There is no right of return or price protection for sales to domestic and international distributors, system integrators, or value added resellers (collectively, "resellers"). In situations where the reseller has a purchase order or other contractual agreement from the end user that is immediately deliverable upon, the Company recognizes revenue on the shipment to the reseller, if other criteria in SOP 97-2 are met, since the Company has no risk of concessions. The Company defers revenue on shipments to resellers if the reseller does not have a purchase order or other contractual agreement from an end user that is immediately deliverable upn or other criteria in SOP 97-2 are not met. The Company recognizes royalty revenues upon receipt of the quarterly reports from the vendors.

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

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2002
                                   (unaudited)

Use of Estimates

     The preparation of the accompanying unaudited condensed consolidated financial statements requires management to make estimates and assumptions that effect the amounts reported in these financial statements. Actual results could differ from those estimates.

Cash Equivalents and Short-Term Investments

     The Company invests its excess cash in money market accounts and debt instruments and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with an original maturity at the time of purchase of over three months are classified as short-term investments regardless of maturity date, as all such instruments are classified as available-for-sale and can be readily liquidated to meet current operational needs. At September 30, 2002, all of the Company's total cash equivalents and short-term investments were classified as available-for-sale and consisted of obligations issued by U.S. government agencies and multinational corporations, maturing within one year.

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

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2002
                                   (unaudited)

     The following table presents the computation of basic and diluted net loss per share and pro forma basic and diluted net loss per share (in thousands, except per share data):

                                      Three Months Ended      Six Months Ended
                                         September 30,          September 30,
                                      -------------------   -------------------
                                         2002       2001      2002       2001
                                      --------   --------   --------   --------
Net loss ...........................  $ (4,743)  $ (6,369)  $(10,244)  $(13,580)
                                      ========   ========   ========   ========
Weighted-average shares of common
  stock outstanding ................    20,783     20,383     20,745     20,363
Less weighted-average shares of
  common stock subject to
  repurchase .......................       (10)      (136)       (15)      (173)
                                      --------   --------   --------   --------
Weighted-average shares used in
  computation of basic and
  diluted net loss per share .......    20,773     20,247     20,730     20,190
                                      ========   ========   ========   ========

Basic and diluted net loss per
  share ............................  $  (0.23)  $  (0.31)  $  (0.49)  $  (0.67)
                                      ========   ========   ========   ========

    The Company has excluded all outstanding stock options, warrants and shares subject to repurchase from the calculation of basic and diluted net loss per share because these securities are antidilutive for all periods presented. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

Impact of Recently Issued Accounting Standards

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144")," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FAS 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company adopted FAS 144 as of April 1, 2002 and, to date, the adoption of this statement has not had a significant impact on the Company's financial position and results of operations. The Company monitors its long-lived assets, primarily its property and equipment, for impairment issues as part of its on-going financial processes and the provisions of FAS 144 could result in the Company recording additional charges in the future.

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

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2002
                                   (unaudited)

    In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit and Disposal Activities ("FAS 146")." This statement revises the accounting for exit and disposal activities under the FASB's Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity ("EITF 94-3")," by spreading out the reporting of expenses related to restructuring activities. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of FAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of FAS 146 and liabilities that a company previously recorded under EITF 94-3 are grandfathered. The Company has recorded charges related to exit and disposal activities in the past pursuant to EITF 94-3 and may be required to record additional charges in the future according to FAS 146. However, based upon the facts and circumstances around charges that the Company historically has been required to record, the Company currently does not believe that the adoption of FAS 146 will have a materially different impact on its operations, financial position or cash flows as the accounting treatment under the provisions of FAS 146 are not dissimilar to those prescribed under EITF 94-3.

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

Commitments

    At September 30, 2002, the Company has contractual and commercial commitments not included on its balance sheet primarily for its San Mateo, California facility that it has an obligation to lease through September 2006. For the remainder of the fiscal year ended March 31, 2003, the Company's total commitments amount to $1,673,000. Future full fiscal year commitments are as follows: $3,338,000 in 2004, $3,382,000 in 2005, $3,240,000 in 2006 and
$1,844,000 in 2007 ($13,477,000 in total commitments as of September 30, 2002).

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2002
                                   (unaudited)
Restructuring

    During the six months ended September 30, 2002, the Company implemented additional restructuring programs to better align operating expenses with anticipated revenues. The Company recorded a $746,000 restructuring charge (the significant majority of which was recorded during the three months ended June 30, 2002), which consisted of $640,000 in employee severance costs and $106,000 in equipment write-downs across most of the expense line items in the Company's consolidated statement of operations for the six months ended September 30, 2002. The restructuring programs resulted in a reduction in force across all company functions of approximately 35 employees. At March 31, 2002, the Company had $763,000 of accrued restructuring costs (the significant majority of which were recorded during the three months ended March 31, 2002) related to monthly rent for excess facility capacity, employee severance payments and other exit costs. The Company expects to pay out all restructuring amounts accrued as of September 30, 2002 over the course of the next 12 months.

    The following table depicts the restructuring activity during the six months ended September 30, 2002 (in thousands):


                                                                          Expenditures
                                     Balance at                        -------------------           Balance at
   Category                        March 31, 2002      Additions       Cash       Non-cash      September 30, 2002
   --------                        --------------      ---------       ----       --------      ------------------
  Excess facilities.............   $          460      $      --      $  260      $     --      $              198
  Employee severance............              259            640         782            --                     117
  Equipment write-downs.........               --            106          --           106                      --
  Other exit costs..............               44             --           9            --                      35
                                   --------------      ---------      ------      --------      ------------------
     Total......................   $          763      $     746      $1,053      $    106      $              350
                                   ==============      =========      ======      ========      ==================

    During the six months ended September 30, 2001, the Company implemented restructuring programs to better align operating expenses with anticipated revenues. The Company recorded a $847,000 restructuring charge ($397,000 of which was recorded during the three months ended June 30, 2001 and $450,000 of which was recorded during the three months ended September 30, 2001), which consisted of $345,000 in facility exit costs and $502,000 in employee severance costs across most of the expense line items in the Company's consolidated statement of operations for the six months ended September 30, 2001. The restructuring programs resulted in a reduction in force across all company functions of approximately 45 employees. At September 30, 2001, the Company had $362,000 of accrued restructuring costs related to monthly rent for excess facility capacity, employee severance payments and other exit costs. The Company paid these accrued amounts out over the course of the 12 months subsequent to September 30, 2001.

    The following table depicts the restructuring activity during the six months ended September 30, 2001 (in thousands):

                                                                              Balance at
  Category                           Additions      Cash Expenditures     September 30, 2001
  --------                           ---------      -----------------     ------------------
  Excess facilities.............     $     345      $             95      $             250
  Employee severance............           502                   390                    112
                                     ---------      -----------------     ------------------
     Total......................     $     847      $            485      $             362
                                     =========      =================     ==================

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2002
                                   (unaudited)

     The Company has invested significant resources into developing and marketing its recently introduced application products. The Company believes that these application products broaden the value proposition to business software application users and expects to derive future revenues as a result of these product introductions. The market for the Company's application products is in a relatively early stage. The Company cannot predict how the market for its application products will develop, and part of its strategic challenge will be to convince enterprise customers of the productivity, communications, cost and other benefits of its application products. The Company's future revenues and revenue growth rates will depend in large part on its success in creating market acceptance for its application products. If the Company fails to do so, its products and services will not achieve widespread market acceptance, and may not generate significant revenues to offset its development, sales and marketing costs, which will hurt its business. This could lead to the Company taking additional restructuring actions in order to reduce costs and bring staffing in line with anticipated requirements.

     The Company has experienced excess facility capacity and should it continue to be unable to find a sub lessee at a rate equivalent to its operating lease rate, the Company may be required to record a charge for the rental payments that it owes to its landlord relating to any excess facility capacity. The Company's management reviews its facility requirements and assesses whether any excess capacity exists as part of its on-going financial processes.

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

    From time to time, the Company may become involved in litigation claims arising from its ordinary course of business. The Company believes that there are no claims or actions pending or threatened against it, the ultimate disposition of which would have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2002
                                   (unaudited)

NASDAQ National Market Trading Requirements

   The NASDAQ National Market maintains certain minimum requirements for the Company's stock to remain eligible for trading. One of these requirements is that the Company's common stock price cannot trade below $1.00 per share for 30 consecutive trading days. The Company has, in the past, received correspondence from NASDAQ notifying the Company that it was not in compliance with the minimum bid price requirement. The Company subsequently was able to regain compliance with the requirement. As of September 30, 2002, the Company was in full compliance with all of NASDAQ's minimum listing requirements, although the closing bid price of the Company's common stock was below $1.00 per share. In October 2002, the Company received notice from NASDAQ that it was no longer in compliance with its minimum bid price requirement (see Note 6). There can be no assurance that the Company's common stock will remain eligible for trading on the NASDAQ National Market or the NASDAQ SmallCap Market. If the Company's stock were delisted, the ability of the Company's stockholders to sell any of the Company's common stock at all would be severely, if not completely, limited.

3.   Stockholders' Equity

Voluntary Stock Option Cancellation and Re-grant Program

    In February 2002, the Company offered a voluntary stock option cancellation and re-grant program to its employees. The plan allowed employees with stock options at exercise prices of $5.00 per share and greater to cancel a portion or all of these unexercised stock options effective February 6, 2002, if they so chose, provided that should an employee participate, any option granted to that employee within the six months preceding February 6, 2002 was also automatically cancelled. On February 6, 2002, 2,678,250 shares with a weighted-average exercise price of $9.54 per share were cancelled pursuant to this program. As a result of this program, the Company was required to grant its employees stock options on August 7, 2002 at the closing market price as of that date. On August 7, 2002, the Company issued 2,538,250 shares at $0.59 per share to employees that participated in the Company's Voluntary Stock Option Cancellation and Re-grant Program.

    In addition, the Company had two employees that were eligible to participate in this program that did not meet certain employee definitional criteria pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees," as interpreted by the FASB's Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." Accordingly, the Company had to account for the option grants to these two participants as though they were non-employees pursuant to EITF Issue 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," resulting in the Company recording non-cash, stock-based charges of $87,000 for the six months ended September 30, 2002.

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2002
                                   (unaudited)

Warrant Issued to a Customer

     In December 2000, the Company entered into a services agreement with a customer and issued an immediately exercisable, non-forfeitable warrant to purchase 200,000 shares of common stock at $5.50 per share. The warrant expires in December 2003. The value of the warrant was estimated to be $648,000 and was based upon a Black-Scholes valuation model with the following assumptions: risk free interest rate of 7.0%, no dividend yield, volatility of 90%, expected life of three years, exercise price of $5.50 and fair value of $5.38. The non-cash amortization of the warrant's value was recorded against service revenues as revenues from services were recognized over the one-year services agreement. During the three months and six months ended September 30, 2001, the Company recorded $216,000 and $432,000, respectively, as contra-service revenues representing the pro-rata amortization of the warrant's value for the aforementioned periods (none during the three or six months ended September 30, 2002).

4.  Segment Reporting

   The Company has two reportable segments: the sale of software and related software support services including revenues from U.S. government agencies ("software") and the sale of its application and professional services which includes set-up fees, professional services fees, video processing fees, and application hosting fees ("application and professional services"). The Company's Chief Operating Decision Maker ("CODM") is the Company's Chief Executive Officer who evaluates performance and allocates resources based upon total revenues and gross profit (loss). Discrete financial information for each segment's profit and loss and each segment's total assets is not provided to the Company's CODM, nor is it tracked by the Company.

    Information on the Company's reportable segments for the three and six months ended September 30, 2002 and 2001 are as follows (in thousands):

                                           Three Months Ended         Six Months Ended
                                              September 30,             September 30,
                                     ---------------------------  -----------------------
                                          2002         2001          2002         2001
                                     ------------  -----------   -----------  -----------
 Software:

 Total revenues..................     $     2,383  $     3,792   $     4,633  $     6,378

 Total cost of revenues..........             346          402           732          760
                                      -----------  -----------   -----------  -----------

 Gross profit....................     $     2,037  $     3,390   $     3,901  $     5,618
                                      ===========  ===========   ===========  ===========

 Application and Professional
   Services:

 Total revenues..................     $       894  $       954   $     1,879  $     2,358

 Total cost of revenues..........             873        2,272         1,833        4,657
                                      -----------  -----------   -----------  -----------


 Gross profit (loss).............     $        21  $    (1,318)  $        46  $    (2,299)
                                      ===========  ============  ===========  ============

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2002
                                   (unaudited)

5.   Income Taxes

    The Company has not recorded a provision for federal and state or foreign income taxes for the three and six months ended September 30, 2002 or 2001 because the Company has experienced net losses since inception, which have resulted in deferred tax assets. The Company has recorded a valuation allowance against all deferred tax assets as a result of uncertainties regarding the realization of the balances through future taxable profits.

6.   Subsequent Events

NASDAQ National Market Trading Requirements

   The Company's stock is currently traded on the NASDAQ National Market. Under NASDAQ's listing maintenance standards, if the closing bid price of the Company's common stock is under $1.00 per share for 30 consecutive trading days, NASDAQ may choose to notify the Company that it may delist its common stock from the NASDAQ National Market. On October 31, 2002, the Company received notice from NASDAQ that it is not in compliance with NASDAQ's listing maintenance standards and that it has until January 29, 2003 to regain compliance. If at any time before January 29, 2003 the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, NASDAQ will consider notifying the Company that it complies with the maintenance standards. If the Company is unable to meet this minimum bid price requirement by January 29, 2003, the Company expects to have the option of transferring to the NASDAQ SmallCap Market, which makes available a 180 calendar day extended grace period for the minimum $1.00 bid price requirement (instead of a 90 day grace period as provided by the NASDAQ National Market). In addition, the Company expects that it may also be eligible for an additional 180 calendar day grace period on the NASDAQ SmallCap Market (ie. until October 27, 2003) provided that the Company meets the other non-bid price related listing criteria. If the Company transfers to the NASDAQ SmallCap Market, the Company expects that it may be eligible to transfer back to the NASDAQ National Market if its bid price maintains the $1.00 per share requirement for 30 consecutive trading days and it has maintained compliance with all other continued listing requirements for the NASDAQ National Market. There can be no assurance that the Company's common stock will remain eligible for trading on the NASDAQ National Market or the NASDAQ SmallCap Market. If the Company's stock were delisted, the ability of the Company's stockholders to sell any of the Company's common stock at all would be severely, if not completely, limited.

Restructuring

    In October 2002, the Company implemented additional restructuring programs to further reduce its expenses. The Company reduced its workforce by approximately 15 additional employees and expects to record a $200,000 restructuring charge during the three months ended December 31, 2002, which consists primarily of employee severance costs. The Company expects to pay out all restructuring amounts related to this October 2002 reduction in force by December 31, 2002.

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

Recent Events

Application Products

     Recently, we introduced four new application products: VS Publishing, VS Webcasting, VS Learning, and VS Production. VS Publishing offers media and entertainment customers a streamlined workflow for rich-media web publishing, including a simple editorial control and greater website programming capabilities. VS Webcasting allows corporations to self-produce live and on-demand webcasting events such as executive communications, human resource broadcasts and webinars. VS Learning is a new enterprise software application for rich-media training and e-learning that enables companies to create, manage, publish and view on-demand training courses and presentations containing video and other rich-media information. Finally, VS Production is an integrated software solution for media and entertainment enterprises that automates the professional video production process from acquisition to distribution.

     We continue to believe that the success of our application products is critical to our future and have heavily invested our resources in the development, marketing, and sale of them. The market for our application products is in a relatively early stage. We cannot predict how much the market for our application products will develop, and part of our strategic challenge will be to convince enterprise customers of the productivity, communications, cost, and other benefits of these products. Our future revenues and revenue growth rates will depend in large part on our success in creating market acceptance for one or more of our application products.

Business Restructuring Charges


     During the six months ended September 30, 2002, we executed additional restructuring measures to reduce headcount and infrastructure and to consolidate operations worldwide. We re-evaluated our cost structure and further reduced headcount and infrastructure across all functional areas of the company in our continued efforts to limit our future expense growth. These headcount and infrastructure changes resulted in a reduction in force of approximately 35 employees worldwide and the recording of $746,000 in business restructuring charges during the six months ended September 30, 2002. A breakdown of our business restructuring charges during the six months ended September 30, 2002 and the remaining restructuring accrual is as follows:

                                                                                       Expenditures
                                                Balance at                          --------------------         Balance at
 Category                                     March 31, 2002      Additions         Cash        Non-cash     September 30, 2002
 --------                                     --------------      ---------         ----        --------     ------------------
Excess facilities and other exit costs......  $          504      $      --       $   271       $     --     $         233
Employee separation and other costs.........             259            640           782             --               117
Equipment write-downs.......................              --            106            --            106                --
                                              --------------      ---------       -------       --------     ------------------
   Total..............................        $          763      $     746       $ 1,053       $    106               350
                                              ==============      =========       =======       ========     ==================

   Excess Facilities and Other Exit Costs: Excess facilities and other exit costs relate to lease obligations and closure costs associated with offices we have vacated as a result of our cost reduction initiatives. Cash expenditures for excess facilities and other exit costs during the six months ended September 30, 2002 primarily represent contractual ongoing lease payments. In our San Mateo, CA headquarters location, we have an operating lease commitment for approximately 48,000 square feet of office space, an amount that exceeds our current requirements. It is our management's best estimate that some of this space will continue to be under-utilized for the next six months and that we will not be able to recoup all losses from our rental payments for the period from October 1, 2002 to March 31, 2003 by earning a profit from a sub lessee at some point over the course of our obligation period, which continues through September 2006. Should we continue to have excess operating lease capacity subsequent to March 31, 2003 and be unable to find a sub lessee at a rate equivalent to our operating lease rate, it is likely that we will be required to record additional charges for the rental payments that we owe to our landlord relating to excess capacity within this facility. Currently, our management is working through our facility requirements for periods subsequent to March 31, 2003 and is exploring a number of potential options. Our management reviews our facility requirements and assesses whether any excess capacity exists as part of our on-going financial processes.

   Employee Separation and Other Costs: Employee separation and other costs, which include severance, related taxes, outplacement and other benefits, totaled approximately $640,000 during the six months ended September 30, 2002 (representing approximately 35 terminated employees), and $782,000 was paid in cash during the six months ended September 30, 2002. Personnel affected by the cost reduction initiatives during the six months ended September 30, 2002 include employees in positions throughout the company in sales, marketing, services, engineering, and general and administrative functions in all geographies.

   Equipment Write-Downs: As part of our cost restructuring efforts, we decided to substantially downsize our subsidiary in the United Kingdom, primarily in response to weak market conditions in Europe. Pursuant to these efforts, we reduced our European asset infrastructure by reducing assets previously used by terminated employees. This resulted in a write-off of approximately $106,000 of assets at net book value. Our management reviews its equipment requirements and assesses whether any excess equipment exists as part of our on-going financial processes.

   In October 2002, we implemented additional restructuring efforts to further reduce expenses. We reduced our workforce by approximately 15 additional employees and expect to record a $200,000 restructuring charge, which consisted primarily of employee severance costs. We expect to pay out all restructuring amounts related to this reduction in force by December 31, 2002.

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


   We believe that this program has helped, and will continue to help, to retain our employees and to improve our workforce morale. However, this program may cause dilution to our existing stockholder base, which may cause our stock price to fall.


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

      Our revenue recognition policy is in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition", as amended by Statement of Position No. 98-4, "Deferral of the Effective Date of SOP 97-2, "Software Revenue Recognition"" ("SOP 98-4"), and Statement of Position No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions" ("SOP 98-9") and is also consistent with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met. We consider all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If collectibility is not considered probable, revenue is recognized when the fee is collected. No customer has the right of return.

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

    Revenue is recognized on licensed software on a per user or per server basis for a fixed fee when the product master is delivered to the customer. There is no right of return or price protection for sales to domestic and international distributors, system integrators, or value added resellers (collectively, "resellers"). In situations where the reseller has a purchase order or other contractual agreement from the end user that is immediately deliverable upon, we recognize revenue on the shipment to the reseller, if other criteria in SOP 97-2 are met, since we have no risk of concessions. We defer revenue on shipments to resellers if the reseller does not have a purchase order or other contractual agreement from an end user that is immediately deliverable upon or other criteria in SOP 97-2 are not met. We recognize royalty revenues upon receipt of the quarterly reports from the vendors.

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

Results of Operations


    The following table sets forth consolidated financial data for the periods indicated, expressed as a percentage of total revenues:



                                           Three Months Ended   Six Months Ended
                                              September 30,      September 30,
                                             --------------      -------------
                                             2002      2001      2002     2001
                                             ----      ----      ----     ----

Revenues:
  License revenues .....................       51%       62%       50%      55%
  Service revenues .....................       49        35        50       43
  Other revenues .......................       --         3        --        2
                                             ----      ----      ----     ----
    Total revenues .....................      100       100       100      100
Cost of revenues:
  License revenues .....................        5         4         5        4
  Service revenues .....................       32        50        34       56
  Other revenues .......................       --         2        --        2
                                             ----      ----      ----     ----
    Total cost of revenues .............       37        56        39       62
                                             ----      ----      ----     ----
Gross profit ...........................       63        44        61       38
Operating expenses:
  Research and development .............       75        50        74       55
  Sales and marketing ..................       93        93       104      101
  General and administrative ...........       33        28        34       31
  Stock-based compensation .............       11        16        11       18
                                             ----      ----      ----     ----
    Total operating expenses ...........      212       187       223      205
                                             ----      ----      ----     ----
Loss from operations ...................     (149)     (143)     (162)    (167)
Interest and other income, net .........        4         9         5       12
                                             ----      ----      ----     ----
Net loss ...............................     (145)%    (134)%    (157)%   (155)%
                                             ====      ====      ====     ====


    We incurred net losses of $4,743,000 and $10,244,000 during the three and six months ended September 30, 2002, respectively. As of September 30, 2002, we had an accumulated deficit of $99,168,000. We expect to continue to incur operating losses for the foreseeable future. In view of the rapidly changing nature of our market and our limited operating history, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our historic revenue growth rates have not been sustainable and are not necessarily indicative of future growth.

    Revenues. Total revenues decreased to $3,277,000 for the three months ended September 30, 2002 from $4,746,000 for the three months ended September 30, 2001, a decrease of $1,469,000 or 31%. Total revenues decreased by $2,224,000 or 25% to $6,512,000 for the six months ended September 30, 2002 from $8,736,000 for the six months ended September 30, 2001. These decreases were due primarily to decreases in license revenue and also partially due to decreases in service and other revenues. International revenues decreased to $830,000, or 25% of total revenues, for the three months ended September 30, 2002 from $1,450,000, or 31% of total revenues, for the three months ended September 30, 2001. International revenues decreased to $1,544,000, or 24% of total revenues, for the six months ended September 30, 2002 from $2,614,000, or 30% of total revenues, for the six months ended September 30, 2001. No customer constituted more than 10% of total revenues for the three or six months ended September 30, 2002. Sales to one customer (who was a reseller of our products) accounted for 10% and 13% of total revenues for the three and six months ended September 30, 2001, respectively.

    License revenues decreased to $1,673,000 during the three months ended September 30, 2002 from $2,932,000 during the three months ended September 30, 2001, a decrease of $1,259,000 or 43%. License revenues decreased by $1,530,000 or 32% to $3,284,000 during the six months ended September 30, 2002 from $4,814,000 during the six months ended September 30, 2001. These decreases are primarily due to lower unit sales of our platform products, particularly the SmartEncode product suite to the media and entertainment marketplace. We believe the reduction in revenues for our platform products during the three and six months ended September 30, 2002 is primarily a function of unfavorable global macroeconomic conditions, particularly with respect to weak demand for information technology products.

     Service revenues decreased to $1,604,000 for the three months ended September 30, 2002 from $1,663,000 for the three months ended September 30, 2001, a decrease of $59,000. Service revenues decreased by $482,000 to $3,228,000 for the six months ended September 30, 2002 from $3,710,000 for the six months ended September 30, 2001. These decreases are the result of lower revenues in our application services business, primarily due to the non-renewal of our contract with Major League Baseball Advanced Media ("MLBAM"). Service revenues during the three and six months ended September 30, 2001 include $216,000 and $432,000, respectively, of warrant amortization recorded as contra-service revenues resulting from a warrant issued to MLBAM.

    Other revenues were $151,000 and $212,000 during the three and six months ended September 30, 2001 (none during the three and six months ended September 30, 2002). These decreases were primarily attributable to the level of engineering services performed pursuant to a federal government research grant.

    Cost of Revenues. Cost of license revenues consists primarily of royalty fees for third-party software products integrated into our products. Our cost of service revenues includes personnel expenses and other direct costs, related overhead, communication expenses and capital depreciation costs for maintenance and support activities and application and professional services. Our cost of other revenues primarily includes engineering personnel expenses and related overhead for engineering research for government projects. Total cost of revenues decreased to $1,219,000, or 37% of total revenues, for the three months ended September 30, 2002 from $2,674,000, or 56% of total revenues, for the three months ended September 30, 2001. Total cost of revenues decreased to $2,565,000, or 39% of total revenues, for the six months ended September 30, 2002 from $5,417,000, or 62% of total revenues, for the six months ended September 30, 2001. These decreases in total cost of revenues were due primarily to decreases in our cost of service revenues during the three and the six months ended September 30, 2002. We expect our total cost of revenues to increase modestly during our third fiscal quarter in comparison to our second fiscal quarter ended September 30, 2002. Generally, we expect that increases or decreases in the dollar amount of our total cost of revenues will correlate with increases or decreases in the dollar amount of our total revenues. However, our total cost of revenues is highly variable and has, in the past, been inconsistent with our expectations.

    Cost of license revenues decreased to $160,000, or 10% of license revenues, during the three months ended September 30, 2002 from $178,000, or 6% of license revenues, during the three months ended September 30, 2001. This decrease (in absolute dollars) was due to lower unit sales of our products that are subject to unit-based (rather than fixed-fee) license royalty payments for the three months ended September 30, 2002 in comparison to the three months ended September 30, 2001. For the six months ended September 30, 2002, cost of license revenues increased to $347,000, or 11% of license revenues, from $332,000, or 7% of license revenues, during the same period in the prior year. This increase during the six months ended September 30, 2002 was primarily due to the introduction of our new application products and other recently introduced products for which we incur a unit-based royalty to certain technology providers.

    Cost of service revenues decreased to $1,059,000, or 66% of service revenues, for the three months ended September 30, 2002 from $2,405,000, or 145% of service revenues for the three months ended September 30, 2001. For the six months ended September 30, 2002, cost of service revenues decreased to $2,218,000, or 69% of service revenues, from $4,937,000, or 133% of service revenues for the six months ended September 30, 2001. This decrease was due to lower expenditures for our application services business, primarily due to the non-renewal of our contract with MLBAM.

    Cost of other revenues was $91,000 and $148,000, or 60% and 70% of other revenues, during the three and six months ended September 30, 2001, respectively (none for the three and six months ended September 30, 2002). These decreases were attributable to the level of engineering services performed pursuant to federal government research contracts.

    Research and Development Expenses. Research and development expenses consist primarily of personnel and related costs for our product development efforts. Research and development expenses increased to $2,444,000, or 75% of total revenues, for the three months ended September 30, 2002 from $2,344,000, or 50% of total revenues, for the three months ended September 30, 2001. For the six months ended September 30, 2002, research and development expenses increased to $4,826,000, or 74% of total revenues, from $4,817,000, or 55% of total revenues, for the six months ended September 30, 2001. These increases in absolute dollars were primarily due to higher variable office and equipment costs. We expect our research and development expenses to decrease modestly (in absolute dollars) for the foreseeable future as we begin to see the effects of our recent restructuring efforts on our expenses. To date, we have not capitalized any software development costs as they have been insignificant after establishing technological feasibility.

     Sales and Marketing Expenses. Sales and marketing expenses consist of personnel and related costs for our direct sales force, pre-sales support and marketing staff, and marketing programs including trade shows and seminars. Sales and marketing expenses decreased to $3,062,000, or 93% of total revenues, during the three months ended September 30, 2002 from $4,423,000, or 93% of total revenues, during the three months ended September 30, 2001. Sales and marketing expenses decreased to $6,747,000, or 104% of total revenues, during the six months ended September 30, 2002 from $8,862,000, or 101% of total revenues, during the six months ended September 30, 2001. These decreases in absolute dollars were primarily due to lower headcount costs due to prior period restructuring efforts and reduced discretionary marketing program spending. We expect our sales and marketing expenses to decrease modestly (in absolute dollars) for the foreseeable future as we attempt to limit our expenses and focus our marketing activities in specific areas.

    General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, costs of our external audit firm and costs of our outside legal counsel. General and administrative expenses decreased to $1,069,000, or 33% of total revenues, for the three months ended September 30, 2002 from $1,330,000 or 28% of total revenues, for the three months ended September 30, 2001. For the six months ended September 30, 2002, general and administrative expenses decreased to $2,211,000, or 34% of total revenues, from $2,662,000 or 31% of total revenues, for the six months ended September 30, 2001. These decreases in absolute dollars were primarily due to lower headcount costs as a result of prior period restructuring efforts. We expect general and administrative expenses to remain relatively flat (in absolute dollars) for the foreseeable future as we attempt to limit our overall expenses.

    Stock-Based Compensation Expense. Stock based compensation expense represents the amortization of deferred compensation (calculated primarily for stock options granted to our employees prior to the time of our initial public offering as the difference between the exercise price of the stock options granted and the then deemed fair value of our common stock). We recognized stock-based compensation expense of $364,000 and $756,000 for the three months ended September 30, 2002 and 2001, respectively, and $735,000 and $1,538,000 for the six months ended September 30, 2002 and 2001, respectively, in connection with the granting of stock options to our employees. Our stock-based compensation expense decreased during the three and six months ended September 30, 2002 due to the cancellation of stock options resulting from participation in our voluntary stock option cancellation and re-grant program for our employees during the year ended March 31, 2002. The implementation of this cancellation and re-grant program resulted in the immediate expensing of the majority of our employee-related deferred compensation in our fourth fiscal quarter of 2002. As a result, our fiscal 2003 and future stock-based compensation expenses are, and are expected to continue to be, lower than fiscal 2002 levels. We will continue to amortize the remaining deferred compensation balance as expense for employees who did not participate in our voluntary stock option cancellation and re-grant program.

    Interest and Other Income. Interest and other income include interest income from cash, cash equivalents and short-term investments. Interest and other income decreased to $138,000 and $328,000 for the three and six months ended September 30, 2002, respectively, from $412,000 and $980,000 for the three and six months ended September 30, 2001. These decreases were a result of lower interest rates and lower average cash balances during the three and six months ended September 30, 2002.

    Provision for Income Taxes. We have not recorded a provision for any significant federal and state or foreign income taxes in either the three or six months ended September 30, 2002 or 2001 because we have experienced net losses since inception, which have resulted in deferred tax assets. We have recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance through future taxable profits.

Liquidity and Capital Resources

    As of September 30, 2002, we had cash, cash equivalents and short-term investments of $21,641,000, a decrease of $9,053,000 from March 31, 2002 and our working capital, defined as current assets less current liabilities, was $16,318,000, a decrease of $7,759,000 in working capital from March 31, 2002. The decrease in our cash, cash equivalents, and short-term investments and our working capital is primarily attributable to cash used in our operating activities.

    Our operating activities resulted in net cash outflows of $9,069,000, and $11,195,000 for the six months ended September 30, 2002 and 2001, respectively. The cash used in these periods was primarily attributable to net losses of $10,244,000 and $13,580,000 in the six months ended September 30, 2002 and 2001, respectively, offset by depreciation expense, losses on disposals of assets, and non-cash, stock-based charges.

    Investing activities resulted in cash inflows of $7,883,000 for the six months ended September 30, 2002 and cash outflows of $4,267,000 for the six months ended September 30, 2001. Our investing activity cash inflows were due to the sale and maturity of our short-term investments and our investing activity cash outflows were primarily for the purchase of short-term investments and capital equipment during both periods. We expect that we will continue to invest in short-term investments and purchase capital equipment as we replace older equipment with newer models.

    Financing activities provided net cash inflows of $210,000 and $482,000 during the six months ended September 30, 2002 and 2001, respectively. These net cash inflows were primarily from the proceeds of our employee stock plans.

    At September 30, 2002, we have contractual and commercial commitments not included on our balance sheet primarily for our San Mateo, California facility that we have an obligation to lease through September 2006. For the remainder of our fiscal year ended March 31, 2003, our total commitments amount to $1,673,000. Future fiscal year commitments are as follows: $3,338,000 in 2004, $3,382,000 in 2005, $3,240,000 in 2006 and $1,844,000 in 2007 ($13,477,000 in
total commitments as of September 30, 2002).

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

                          Risks Related to Our Business


Our revenues, cost of revenues, expense and cash balance/cash usage forecasts are based upon the best information we have available, but our operating results have historically been volatile and there are a number of risks that make it difficult for us to foresee or accurately evaluate factors that may impact our forecasts.

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

    We have limited visibility into future demand, and our limited operating history makes it difficult for us to foresee or accurately evaluate factors that may impact such future demand. Our visibility over our potential sales is typically limited to the current quarter and our visibility for even the current quarter is rather limited. In order to provide a revenue forecast for the current quarter, we must make assumptions about conversion of these potential sales into current quarter revenues. Such assumptions may be materially incorrect due to competition for the customer order, pricing pressures, sales execution issues, customer selection criteria or length of the customer selection cycle, the failure of sales contracts to meet our revenue recognition criteria, our inability to timely perform professional services, our inability to hire and retain qualified personnel, our inability to develop new markets in Europe or Asia, the strength of information technology spending, and other factors that may be beyond our control. In addition, we are inexperienced with our sales cycle for our new application products to targeted users and we cannot predict how the market for our application products will develop. Our assumptions about conversion of potential application product sales into current quarter revenues could be materially incorrect. We are reliant on third party resellers for a significant portion of our license revenues and we have limited visibility into the status of orders from these third parties.

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

    Our cost of sales and expense forecasts are based upon our budgets and spending forecasts for each area of the Company. Circumstances we may not foresee could increase cost and expense levels beyond the levels forecasted. Such circumstances may include competitive threats in our markets which we may need to address with additional sales and marketing expenses, severance for involuntary reductions in headcount should we determine cost cutting measures are necessary, write-downs of equipment and/or facilities in the event of unforeseen excess capacity, legal claims, employee turnover, additional royalty expenses should we lose a source of current technology, losses of key management personnel, unknown defects in our products, and other factors we cannot foresee. In addition, many expenditures are planned or committed in advance in anticipation of future revenues, and if our revenues in a particular quarter are lower than we anticipate, we may be unable to reduce spending in that quarter. As a result, any shortfall in revenues or a failure to improve gross profit margin would likely hurt our quarterly operating results.

    Our cash balance and cash usage forecasts are typically limited to the current quarter and are based upon a number of factors including our revenue and expense forecasts, which are also subject to a number of risks described above. In addition, in deriving our cash forecasts, we make a number of assumptions that are subject to other uncertainties including our expected cash payments to employees, vendors and other parties, expected cash receipts from customers and interest earned on our cash and investment balances. Such assumptions may be materially incorrect due to unexpected payments that are required to be made to employees or vendors, delayed payments from our customers, unfavorable fluctuations in interest rates and other factors that may be beyond our control.

The failure of any significant contracts to meet our policies for recognizing revenue may prevent us from achieving our revenue objectives for a quarter or a fiscal year, which would hurt our operating results.

    Our sales contracts are typically based upon standard agreements that meet our revenue recognition policies. However, our future sales may include site licenses, consulting services or other transactions with customers who may negotiate special terms and conditions that are not part of our standard sales contracts. In addition, customers may delay payments to us, which may require us to account for those customers' revenues on a cash basis, rather than accrual basis, of accounting. If these special terms and conditions cause sales under these contracts to not qualify under our revenue recognition policies, we would defer revenues to future periods when all revenue recognition criteria are met, which may hurt our reported revenues and operating results.

    In addition, customers that license our products may require consulting, implementation, maintenance and training services and obtain them from our internal professional services, customer support and training organizations. When we provide these services in connection with a software license arrangement, our revenue recognition policy may require us to recognize the software license fee as the implementation services are performed or we may be required to defer the fee until the completion of the services, which may hurt our reported revenues and operating results.

We have allocated significant product development, sales and marketing resources toward the deployment of our new application products, we face a number of risks that may impede market acceptance of these products and such risks may ultimately prove our business model invalid, thereby hurting our financial results.

    We have invested significant resources into developing and marketing our recently introduced application products and do not know whether our business model and strategy will be successful. The market for these products is in a relatively early stage. We cannot predict how the market for our applications will develop, and part of our strategic challenge will be to convince enterprise customers of the productivity, improved communications, cost savings and other benefits of our application products. Our future revenues and revenue growth rates will depend in large part on our success in delivering these new products effectively and creating market acceptance for these products. If we fail to do so, our products and services will not achieve widespread market acceptance, and we may not generate significant revenues to offset our development and sales and marketing costs, which will hurt our business. Additionally, our future success will continue to depend upon our ability to develop new products or product enhancements that address future needs of our target markets and to respond to these changing standards and practices.

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

    In addition, we recently introduced our new application products that are aimed toward a broadened business user base within our key markets. We are inexperienced with our sales cycle for these new application products to these users and we cannot predict how the market for our application products will develop, and part of our strategic challenge will be to convince these users of the productivity, improved communications, cost savings and other benefits of our application products. Accordingly, it is likely that delays in our sales cycles with these application products will occur and this could cause significant variations in our operating results.

We have not been profitable and if we do not achieve profitability, our business may fail. If we need additional financing we may not obtain the required financing on favorable terms and conditions.

    We have experienced operating losses in each quarterly and annual period since we were formed and we expect to incur significant losses in the future. As of September 30, 2002, we had an accumulated deficit of $99,168,000. We have made efforts to reduce our expenses over the past several quarters, but it is possible that we could incur increasing research and development, sales and marketing and general and administrative expenses at some point in the future. Accordingly, our failure to increase our revenues significantly will harm our business. In addition, our cash, cash equivalent and short-term investment resources (collectively, "cash resources") totaled $21,641,000 as of September 30, 2002 and we used $9,069,000 in our operating activities during the six months ended September 30, 2002. We anticipate that our operating activities will use additional cash resources for at least the next 12 months. This almost certainly will leave us with a deteriorated cash position in comparison to our cash position as of September 30, 2002 and this may affect our ability to transact future strategic operating and investing activities in a timely manner, which may harm our business and cause our stock price to fall. The current business environment is not conducive to raising additional financing. If we require additional financing, the terms of such financing may heavily dilute the ownership interests of current investors, and cause our stock price to fall significantly or we may not be able to secure financing upon acceptable terms at all. Accordingly, our stock price and business' viability is heavily dependent upon our ability to grow our revenues and manage our costs in order to preserve cash resources.

Failure to comply with NASDAQ's listing standards could result in our delisting by NASDAQ from the NASDAQ National Market and severely limit the ability to sell any of our common stock.

   Our stock is currently traded on the NASDAQ National Market and the bid price for our common stock has, in the past, been under $1.00 per share for over 30 consecutive trading days. Under NASDAQ's listing maintenance standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, NASDAQ may choose to notify us that it may delist our common stock from the NASDAQ National Market. On October 31, 2002, we received notice from NASDAQ that we are not in compliance with NASDAQ's listing maintenance standards and that we have until January 29, 2003 to regain compliance. If at anytime before January 29, 2003, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, NASDAQ will consider notifying us that we comply with its maintenance standards. If we are unable to meet this minimum bid price requirement by January 29, 2003, we expect to have the option of transferring to the NASDAQ SmallCap Market, which makes available a 180 calendar day extended grace period for the minimum $1.00 bid price requirement. In addition, we expect that we may also be eligible for an additional 180 calendar day grace period on the NASDAQ SmallCap Market (ie. until October 27, 2003) provided that we meet the other non-bid price related listing criteria. However, we believe that a transfer to the NASDAQ SmallCap may be negatively perceived by the market, analysts who follow our stock and stockholders. There can be no assurance that our common stock will remain eligible for trading on the NASDAQ National Market or the NASDAQ SmallCap Market. If our stock were delisted, the ability of our stockholders to sell any of our common stock at all would be severely, if not completely, limited.

We expect the market price of our common stock to be volatile.

   The market price of our common stock has experienced significant swings in price over short periods of time. We believe that factors such as announcements of developments related to our business, fluctuations in our operating results, failure to meet securities analysts' expectations, our ability to remain an active listing on the NASDAQ National Market or NASDAQ Small Cap Market, general conditions in the software and high technology industries and the worldwide economy, announcements of technological innovations, new systems or product enhancements by us or our competitors, acquisitions, changes in governmental regulations, developments in patents or other intellectual property rights and changes in our relationships with customers and suppliers could cause the price of our common stock to continue to fluctuate substantially. Historically, there has been a relatively small number of buyers and sellers of our common stock and trading volume of our common stock is relatively low in comparison to many companies listed on the NASDAQ National Market and other well-known stock exchanges. This low trading volume contributes to the volatility of our stock. In addition, in recent years the stock market in general, and the market for small capitalization and high technology stocks in particular, has experienced extreme price fluctuations that have often been unrelated to the operating performance of affected companies. Any of these factors could adversely affect the market price of our common stock.

Our revenues may be harmed if general economic conditions do not improve.

    Our revenues are dependent on the health of the economy (in particular, the robustness of information technology spending) and the growth of our customers and potential future customers. The economic environment has not been conducive to companies involved in information technology infrastructure for several quarters and if this trend continues, our customers may continue to delay or reduce their spending on our software and service solutions. When economic conditions for information technology products weaken, sales cycles for sales of software products and related services tend to lengthen and companies' information technology and business unit budgets tend to be reduced. We believe that global economic conditions have become progressively weak over the past 24 months and believe that this has contributed to our decline in revenues for our current year periods in comparison to our prior year periods. If global economic conditions continue to weaken, our revenues could continue to suffer and our stock price could decline further.

Our restructuring efforts may not result in the intended benefits. We may be required to record additional restructuring charges and this may adversely affect the morale and performance of our personnel we wish to retain and may also adversely affect our ability to hire new personnel.

    During the past several quarters, including the quarter ended September 30, 2002, we took steps to better align the resources required to operate efficiently in the prevailing market. Through these steps, we reduced our headcount and incurred charges for employee severance, excess facility capacity and excess equipment. While we believe that these steps help us achieve greater operating efficiency, we have limited history with such measures and the results of these measures are less than predictable. The Company monitors its expenses closely and benchmarks its expenses against expected revenues. Should the Company's revenues not meet internal or external expectations or other circumstances arise that require the Company to better align resources required to operate efficiently in the prevailing market, additional restructuring efforts may be required. We believe workforce reductions and management changes create anxiety and uncertainty and may adversely affect employee morale. These measures could adversely affect our employees that we wish to retain and may also adversely affect our ability to hire new personnel. They may also affect customers and/or vendors, which could harm our ability to operate as intended and which would harm our business.

    As we have better aligned our resources over the past several quarters, we have consolidated our company's operations into facility space that is less than our current facility commitment, resulting in excess operating lease capacity. Should we continue to have excess operating lease capacity and we are unable to find a sub lessee at a rate equivalent to our operating lease rate, we would be required to record additional charges for the rental payments that we owe to our landlord relating to any excess facility capacity, which would harm our operating results. Our management reviews our facility requirements and assesses whether any excess capacity exists as part of our on-going financial processes.

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


    Our sales and marketing costs are a high percentage of the revenues from our orders, due partly to the expense of developing leads and relatively long sales cycles involved in selling products that are not yet considered "mainstream" technology investments. For the three and six months ended September 30, 2002, our sales and marketing expenses totaled 93% and 104% of our total revenues, respectively.

Our service revenues have substantially lower gross profit margins than our license revenues, and an increase in service revenues relative to license revenues could harm our gross margins.

    Our service revenues, which include fees for our application services as well as professional services such as consulting, implementation, maintenance and training, were 49% and 50% of our total revenues for the three and six months ended September 30, 2002, respectively, and were 35% and 43% of our total revenues for the three and six months ended September 30, 2001, respectively. Our service revenues have substantially lower gross profit margins than our license revenues. Our cost of service revenues for the three and six months ended September 30, 2002 were 66% and 69%, respectively, of service revenues and for the three and six months ended September 30, 2001were 145% and 133%, respectively, of service revenues. An increase in the percentage of total revenues represented by service revenues could adversely affect our overall gross profit margins.

    Service revenues as a percentage of total revenues and cost of service revenues as a percentage of total revenues have varied significantly from quarter to quarter due to our relatively early stage of development. Historically, the relative amount of service revenues as compared to license revenues has varied based on customer demand for our application services revenues. Our application services require a relatively fixed level of investment in staff, facilities and equipment. In the past, we have operated our application service business at a loss due to fixed investments that exceeded actual levels of revenues realized. We have reduced the application service fixed investments over the past year. However, there is no assurance that the current level of application service revenues will continue to allow us to recover our fixed costs and make a positive gross profit margin. In addition, we have experienced an increase in the percentage of license customers requesting professional services as a result of our introduction of professional services in the fourth quarter of fiscal 2001, which will also impact the relative amount of service revenues as compared to license revenues. We expect that the amount and profitability of our professional services will depend in large part on:


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

    We may also be required to create additional performance and retention incentives in order to retain our employees including the granting of additional stock options to employees at current prices or issuing incentive cash bonuses. Such incentives may either dilute our existing stockholder base or result in unforeseen operating expenses, which may cause our stock price to fall. For example, in February 2002, we introduced a Voluntary Stock Option Cancellation and Re-grant Program in which a number of our employees cancelled stock options that had significantly higher exercise prices in comparison to where our common stock price currently trades. These employees received 2,538,250 shares at $0.59 per share in August 2002. This may cause dilution to our existing stockholder base, which may cause our stock price to fall.

    We may need to hire sales, development, marketing and administrative personnel in the foreseeable future. We may be unable to attract or assimilate other highly qualified employees in the future particularly given our continued operating losses and weakening cash position. We have in the past experienced, and we expect to continue to experience, difficulty in hiring highly skilled employees with appropriate qualifications. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. We may fail to attract and retain qualified personnel, which could have a negative impact on our business.

Recently enacted and proposed changes in securities laws and regulations may increase our costs.

   The Sarbanes-Oxley Act ("the Act") of 2002 that became law in July 2002 requires changes in some of our corporate governance and securities disclosure and/or compliance practices. The Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and the NASDAQ National Market has proposed revisions to its requirements for companies like Virage that are listed on NASDAQ. We believe these developments could increase our legal and accounting compliance costs, and to make some activities. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot reliably estimate the timing or magnitude of additional costs we may incur as a result of the Act or other, related legislation.

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


    Our software products and related services are complex and may contain errors that may be detected at any point in the life of the product or service. Our software products must operate within our customers' hardware and network environment in order to function as intended. We cannot assure you that, despite testing by us and our current and potential customers, errors will not be found in new products or releases after shipment or in the related services that we perform for our customers. If our customers' systems, information or video content is damaged by software errors or services that we perform for them, our business may be harmed. In addition, these errors or defects or the incompatibility of our products to work within a customers' hardware and network environment may cause severe customer service and public relations problems. Errors, bugs, viruses, incompatibility or misimplementation of our products or services may cause liability claims and negative publicity ultimately resulting in the loss of market acceptance of our products and services. Our agreements with customers that attempt to limit our exposure to liability claims may not be enforceable in jurisdictions where we operate.

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

    In addition to the above-stated risks, under the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), any future goodwill resulting from any future acquisitions we may undertake will not be amortized but instead reviewed at least annually for impairment. We will be required to test goodwill for impairment using the two-step process prescribed in FAS 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. Should we enter into any future acquisition transactions and general macroeconomic conditions deteriorate subsequent to the acquisition, which affects our business and operating results over the long-term, and/or should the future acquisition target not provide the results that are anticipated when the merger is consummated, we could be required to record accelerated impairment charges related to goodwill, which could adversely affect our financial results.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

   At September 30, 2002, the Company's cash and cash equivalents consisted primarily of bank deposits and money market funds. The Company's short-term investments consisted of commercial paper, municipal bonds, and federal agency and related securities. The Company did not hold any derivative financial instruments. The Company's interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

Item 4.  Controls and Procedures

   We maintain a system of disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. These controls and procedures are designed to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

   Within the 90 days prior to the date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Acting Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

   We continuously evaluate our internal controls and make changes to improve them. However, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

   Beginning on August 22, 2001, purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re Virage, Inc. Initial Public Offering Securities
   Litigation, Civ. No. 01-7866 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). On or about April 19, 2002, the plaintiffs electronically served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased the Company's common stock from June 28, 2000 through December 6, 2000. It names as defendants the Company, one current and one former officer of the Company, and several investment banking firms that served as underwriters of our initial public offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offering did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and
   (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

   We are aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, we (and the other issuer defendants) filed a motion to dismiss. We believe that the allegations against our officers and us are without merit, and we intend to contest them vigorously.

   From time to time, we may become involved in litigation claims arising from its ordinary course of business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.


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

Item 3. Defaults Upon Senior Securities

    None.


Item 4. Submission of Matters to a Vote of Security Holders

         We held our Annual Meeting of Stockholders on September 4, 2002. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against and the number of abstentions with respect to each matter. Each director proposed by us was elected and the stockholders also approved the management proposal we proposed.

          (a)  The  stockholders   reelected  the  nominees  for  our  Board  of
               Directors:

                  Director                Shares voted for       Shares withheld
                  --------                ----------------       ---------------

                  Randall S. Livingston      11,761,338              49,978
                  William H. Younger, Jr.    11,760,538              50,778


               The following  directors were not up for election at the meeting:
               Paul G. Lego, Alar E. Arras, Ronald E.F. Codd, Philip W. Halperin, and Standish H. O'Grady.


          (b) The stockholders approved the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending March 31, 2003:


                  Shares voted for:         11,751,763
                  Shares voted against:         50,493
                  Shares abstaining:             9,060



Item 5. Other Information


         NASDAQ National Market Trading Requirements

         Our stock is currently traded on the NASDAQ National Market and the bid price for our common stock has, in the past, been under $1.00 per share for over 30 consecutive trading days. Under NASDAQ's listing maintenance standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, NASDAQ may choose to notify us that it may delist our common stock from the NASDAQ National Market. On October 31, 2002, we received notice from NASDAQ that we are not in compliance with NASDAQ's listing maintenance standards and that we have until January 29, 2003 to regain compliance. If at anytime before January 29, 2003, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, NASDAQ will consider notifying us that we comply with its maintenance standards. If we are unable to meet this minimum bid price requirement by January 29, 2003, we expect to have the option of transferring to the NASDAQ SmallCap Market, which makes available a 180 calendar day extended grace period for the minimum $1.00 bid price requirement. In addition, we expect that we may also be eligible for an additional 180 calendar day grace period on the NASDAQ SmallCap Market (ie. until October 27, 2003) provided that we meet the other non-bid price related listing criteria. There can be no assurance that our common stock will remain eligible for trading on the NASDAQ National Market or the NASDAQ SmallCap Market. If our stock were delisted, the ability of our stockholders to sell any of our common stock at all would be severely, if not completely, limited.

Item 6. Exhibits and Report on Form 8-K.

          (a)  Exhibits

               Exhibit 10.12        Severance Agreement with Michael H. Lock

               Exhibit 10.13 Retention Bonus and Severance Agreement with Scott Gawel

               Exhibit 99.1         Certification Pursuant to  18 U.S.C. Section
                                    1350


          (b)  Reports on Form 8-K


          1. Virage filed an amended current report on Form 8-K dated August 29, 2002, which amended and restated its stockholders' rights agreement to: i) provide for an exception to the definition of an Acquiring Person for a "Grandfathered Person," so long as such person does not acquire twenty percent (20%) or more of the Company's Common Stock; (ii) provide that D3 Family Fund, L.P. is a "Grandfathered Person" subject to certain limitations; and
               (iii) adjust the section and number references in the original rights agreement accordingly.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        VIRAGE, INC.


Date:  November 12, 2002                By:   /s/ Scott Gawel
                                              ----------------------------------
                                              Scott Gawel
                                              Vice President, Finance &
                                              Acting Chief Financial Officer
                                              (Duly Authorized Officer and
                                              Principal Financial Officer)

I, Paul G. Lego, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Virage, Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002

                                             /s/ Paul G. Lego
                                             -----------------------------------
                                             Paul G. Lego
                                             President & Chief Executive Officer

I, Scott Gawel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Virage, Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

                                                  /s/ Scott Gawel
                                                  ------------------------------
                                                  Scott Gawel
                                                  Vice President, Finance &
                                                  Acting Chief Financial Officer