Form 10-Q
period 2002-12-31
VIRAGE INC
filed 2003-02-14
CIK 1101147

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                    FORM 10-Q
                            ------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

         The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 20,978,790 as of February 2, 2003.

     ---------------------------------------------------------------------
     ---------------------------------------------------------------------

                                  VIRAGE, INC.

                                      INDEX

                                                                            PAGE

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

   Condensed Consolidated Balance Sheets - December 31, 2002 and
     March 31, 2002 .......................................................  1

   Condensed Consolidated Statements of Operations -- Three and
     Nine Months Ended December 31, 2002 and 2001 .........................  2

   Condensed Consolidated Statements of Cash Flows -- Nine Months Ended
     December 31, 2002 and 2001 ...........................................  3

   Notes to Condensed Consolidated Financial Statements ...................  4

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ......................................... 17

Item 3. Quantitative and Qualitative Disclosures About Market Risk ........ 37

Item 4. Controls and Procedures ........................................... 37


PART II: OTHER INFORMATION

Item 1. Legal Proceedings ................................................. 38

Item 2. Changes in Securities and Use of Proceeds ......................... 38

Item 3. Defaults Upon Senior Securities ................................... 39

Item 4. Submission of Matters to a Vote of Security Holders ............... 39

Item 5. Other Information ................................................. 39

Item 6. Exhibits and Reports on Form 8-K .................................. 40

Signature ................................................................. 41

Certifications ............................................................ 42

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                  VIRAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)


                                                       December 31,   March 31,
                                                          2002          2002
                                                        ---------     ---------
                           ASSETS

Current assets:
  Cash and cash equivalents ........................    $   2,923     $   4,586
  Short-term investments ...........................       15,949        26,108
  Accounts receivable, net .........................        2,037         2,366
  Prepaid expenses and other current assets ........          498           220
                                                        ---------     ---------
      Total current assets .........................       21,407        33,280

Property and equipment, net ........................        1,931         3,701
Other assets .......................................        2,389         2,571
                                                        ---------     ---------
      Total assets .................................    $  25,727     $  39,552
                                                        =========     =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .................................    $     444     $     831
  Accrued payroll and related expenses .............        1,455         2,376
  Accrued expenses .................................        2,645         2,946
  Deferred revenue .................................        3,235         3,050
                                                        ---------     ---------
      Total current liabilities ....................        7,779         9,203

Deferred rent ......................................           --           290

Commitments and contingencies

Stockholders' equity:
  Preferred stock ..................................           --            --
  Common stock .....................................           21            21
  Additional paid-in capital .......................      121,427       121,387
  Deferred compensation ............................       (1,070)       (2,425)
  Accumulated deficit ..............................     (102,430)      (88,924)
                                                        ---------     ---------
      Total stockholders' equity ...................       17,948        30,059
                                                        ---------     ---------
      Total liabilities and stockholders' equity ...    $  25,727     $  39,552
                                                        =========     =========

                             See accompanying notes.

                                  VIRAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                      Three Months Ended                     Nine Months Ended
                                                                          December 31,                          December 31,
                                                                  ---------------------------           ---------------------------
                                                                    2002               2001               2002               2001
                                                                  --------           --------           --------           --------
Revenues:
  License revenues .....................................          $  1,339           $  1,478           $  4,623           $  6,292
  Service revenues .....................................             1,975              3,290              5,203              7,000
  Other revenues .......................................                --                 20                 --                232
                                                                  --------           --------           --------           --------
    Total revenues .....................................             3,314              4,788              9,826             13,524

Cost of revenues:
  License revenues .....................................               195                202                542                534
  Service revenues(1) ..................................             1,090              2,122              3,308              7,059
  Other revenues .......................................                --                  5                 --                153
                                                                  --------           --------           --------           --------
    Total cost of revenues .............................             1,285              2,329              3,850              7,746
                                                                  --------           --------           --------           --------
Gross profit ...........................................             2,029              2,459              5,976              5,778

Operating expenses:
  Research and development(2) ..........................             1,781              2,117              6,607              6,934
  Sales and marketing(3) ...............................             2,357              3,858              9,104             12,720
  General and administrative(4) ........................               963              1,284              3,174              3,946
  Stock-based compensation .............................               291                719              1,026              2,257
                                                                  --------           --------           --------           --------
    Total operating expenses ...........................             5,392              7,978             19,911             25,857
                                                                  --------           --------           --------           --------
Loss from operations ...................................            (3,363)            (5,519)           (13,935)           (20,079)
Interest and other income, net .........................               101                315                429              1,295
                                                                  --------           --------           --------           --------
Net loss ...............................................          $ (3,262)          $ (5,204)          $(13,506)          $(18,784)
                                                                  ========           ========           ========           ========

Basic and diluted net loss per share ...................          $  (0.16)          $  (0.26)          $  (0.65)          $  (0.93)
                                                                  ========           ========           ========           ========

Shares used in computation of basic and
  diluted net loss per share ...........................            20,899             20,366             20,786             20,249
                                                                  ========           ========           ========           ========

(1) Excluding $5 and $15 in amortization of employee deferred stock-based compensation for the three and nine months ended December 31, 2002, respectively ($56 and $199 for the three and nine months ended December 31, 2001, respectively).

(2) Excluding $24 and $70 in amortization of employee deferred stock-based compensation for the three and nine months ended December 31, 2002, respectively ($102 and $321 for the three and nine months ended December 31, 2001, respectively).

(3) Excluding $28 and $83 in amortization of employee deferred stock-based compensation for the three and nine months ended December 31, 2002, respectively ($211 and $670 for the three and nine months ended December 31, 2001, respectively).

(4) Excluding $234 and $858 in amortization of employee deferred stock-based compensation for the three and nine months ended December 31, 2002, respectively ($350 and $1,067 for the three and nine months ended December 31, 2001, respectively).

                             See accompanying notes.

                                  VIRAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                            Nine Months Ended
                                                                                                               December 31,
                                                                                                       ----------------------------
                                                                                                         2002                 2001
                                                                                                       --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...................................................................................           $(13,506)           $(18,784)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization ............................................................              1,870               2,223
  Loss on disposal of assets ...............................................................                106                 263
  Amortization of deferred compensation related to
    stock options and issuance of stock options to consultants .............................              1,113               2,781
  Amortization of technology right .........................................................                 27                  26
  Amortization of warrant fair values ......................................................                 11                 657
  Changes in operating assets and liabilities:
    Accounts receivable ....................................................................                329                 (30)
    Prepaid expenses and other current assets ..............................................               (278)                 37
    Other assets ...........................................................................                155                  --
    Accounts payable .......................................................................               (387)               (167)
    Accrued payroll and related expenses ...................................................               (921)               (372)
    Accrued expenses .......................................................................               (301)                  8
    Deferred revenue .......................................................................                185                (216)
    Deferred rent ..........................................................................               (290)                145
                                                                                                       --------            --------
Net cash used in operating activities ......................................................            (11,887)            (13,429)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment .........................................................               (206)               (361)
Purchase of short-term investments .........................................................            (52,500)            (53,508)
Sales and maturities of short-term investments .............................................             62,659              53,837
                                                                                                       --------            --------
Net cash provided by (used in) investing activities ........................................              9,953                 (32)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, net of repurchases ................................                 80                   3
Proceeds from employee stock purchase plan .................................................                191                 766
                                                                                                       --------            --------
Net cash provided by financing activities ..................................................                271                 769
                                                                                                       --------            --------
Net decrease in cash and cash equivalents ..................................................             (1,663)            (12,692)
Cash and cash equivalents at beginning of period ...........................................              4,586              19,680
                                                                                                       --------            --------
Cash and cash equivalents at end of period .................................................           $  2,923            $  6,988
                                                                                                       ========            ========

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Book value of equipment write-downs ........................................................           $    476            $    506
Accumulated depreciation of equipment write-downs ..........................................           $    370            $    243
Deferred compensation related to stock options .............................................           $     69            $    123
Reversal of deferred compensation upon employee termination ................................           $    398            $    761

                             See accompanying notes.

                                  VIRAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002
                                   (unaudited)


1.       Summary of Significant Accounting Policies

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial statements at December 31, 2002 and for the three and nine month periods ended December 31, 2002 and 2001 have been included.

         The condensed consolidated financial statements include the accounts of Virage, Inc. (the "Company") and its wholly-owned subsidiaries, Virage Europe, Ltd. and Virage GmbH. All significant intercompany balances and transactions have been eliminated in consolidation.

         Results for the three and nine months ended December 31, 2002 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K, dated June 14, 2002 as filed with the United States Securities and Exchange Commission. The accompanying balance sheet at March 31, 2002 is derived from the Company's audited consolidated financial statements at that date.

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

         The Company's revenue recognition policy is in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition", as amended by Statement of Position No. 98-4, "Deferral of the Effective Date of SOP 97-2, "Software Revenue Recognition"" ("SOP 98-4"), and Statement of Position No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions" ("SOP 98-9") and is also consistent with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." For each arrangement, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met. The Company considers all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If collectibility is not considered probable, revenue is recognized when the fee is collected. Generally, no customer has the right of return.

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2002
                                   (unaudited)

         Arrangements consisting of license and maintenance. For those contracts that consist solely of license and maintenance, the Company recognizes license revenues based upon the residual method after all elements other than maintenance have been delivered as prescribed by SOP 98-9. The Company recognizes maintenance revenues over the term of the maintenance contract as vendor specific objective evidence of fair value for maintenance exists. In accordance with paragraph ten of SOP 97-2, vendor specific objective evidence of fair value of maintenance is determined by reference to the price the customer will be required to pay when it is sold separately (that is, the renewal rate). Customers that enter into maintenance contracts have the ability to renew such contracts at the renewal rate. Maintenance contracts are typically one year in duration. Revenue is recognized on a per copy basis for licensed software when each copy of the license requested by the customer is delivered.

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

         Should professional services be essential to the functionality of the licenses in a license arrangement that contains professional services or should an arrangement not meet the criteria mentioned above, both the license revenues and professional service revenues are recognized in accordance with the provisions of the AICPA's Statement of Position No. 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts" ("SOP 81-1"). When reliable estimates are available for the costs and efforts necessary to complete the implementation services and the implementation services do not include contractual milestones or other acceptance criteria, the Company accounts for the arrangements under the percentage of completion contract method pursuant to SOP 81-1 based upon input measures such as hours or days. When such estimates are not available, the completed contract method is utilized. When an arrangement includes contractual milestones, the Company recognizes revenues as such milestones are achieved provided the milestones are not subject to any additional acceptance criteria.

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

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2002
                                   (unaudited)

         Other revenues. Other revenues consist primarily of U.S. government agency research grants that are best effort arrangements. The software-development arrangements are within the scope of the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 68, "Research and Development Arrangements." As the financial risks associated with the software-development arrangement rest solely with the U.S. government agency, the Company is recognizing revenues as the services are performed. The cost of these services are included in cost of other revenues. The Company's contractual obligation is to provide the required level of effort (hours), technical reports, and funds and man-hour expenditure reports.

Use of Estimates

         The preparation of the accompanying unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in these financial statements. Actual results could differ from those estimates.

Cash Equivalents and Short-Term Investments

         The Company invests its excess cash in money market accounts and debt instruments and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with an original maturity at the time of purchase of over three months are classified as short-term investments regardless of maturity date, as all such instruments are classified as available-for-sale and can be readily liquidated to meet current operational needs. At December 31, 2002, all of the Company's cash equivalents and short-term investments were classified as available-for-sale and consisted of obligations issued by U.S. or state government agencies and multinational corporations, maturing within one year.

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

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2002
                                   (unaudited)

         The following table presents the computation of basic and diluted net loss per share (in thousands, except per share data):

                                    Three Months Ended      Nine Months Ended
                                        December 31,           December 31,
                                   --------------------    --------------------
                                      2002        2001        2002        2001
                                   --------    --------    --------    --------
Net loss .......................   $ (3,262)   $ (5,204)   $(13,506)   $(18,784)
                                   ========    ========    ========    ========
Weighted-average shares of
  common stock outstanding .....     20,902      20,474      20,797      20,400
Less weighted-average shares of
  common stock subject to
  repurchase ...................         (3)       (108)        (11)       (151)
                                   --------    --------    --------    --------
Weighted-average shares used in
  computation of basic and
  diluted net loss per share ...     20,899      20,366      20,786      20,249
                                   ========    ========    ========    ========

Basic and diluted net loss per
  share ........................   $  (0.16)   $  (0.26)   $  (0.65)   $  (0.93)
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

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2002
                                   (unaudited)

         During the three months ended December 31, 2002, the Company early adopted FAS 146. The Company also adopted a plan that calls for the Company to consolidate certain headquarters facilities in March 2003. As a result of this early adoption of FAS 146, approximately $1,858,000 of charges related to the Company's planned facility consolidation will be recorded as of the date the Company ceases use of the space it intends to abandon (March 2003) instead of the plan adoption date (December 2002) as prescribed under EITF 94-3. Based upon the facts and circumstances around charges that the Company historically has been required to record, the Company currently believes that the adoption of FAS 146 may affect the timing of, but ultimately will not have a materially different impact on, its operations, financial position or cash flows.

         In November 2002, a consensus was reached regarding the FASB's Emerging Issues Task Force Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21")." EITF 00-21 prescribes that if deliverables in a multi-element arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on each unit's relative fair values. Applicable revenue recognition criteria should be considered separately for separate units of accounting. EITF 0-21 will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe EITF 00-21 will have a material effect on its operations, financial position or cash flows.

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure ("FAS 148")." FAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("FAS 123")," to provide alternative methods of transition to FAS 123's fair value method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure provisions of FAS 123 and Accounting Principles Board's Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings (loss) per share in annual and interim financial statements. FAS 148 does not require companies to account for employee stock options using the fair value method of accounting (ie. the expensing of stock option grants in a company's statement of operations). The Company will adopt FAS 148 in its fiscal fourth quarter of its year ended March 31, 2003. FAS 148 will not have a material effect on the Company's operations, financial position or cash flows as the Company will continue to account for employee stock options using the intrinsic value method of accounting. However, the Company will be required to provide additional disclosures with its interim and annual financial statements regarding the impact of employee stock options as if it had accounted for employee stock options using the fair value method of accounting.

         In December 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45")." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has adopted the disclosure requirements of FIN 45 as of December 31, 2002. In addition, the Company is required to adopt the initial recognition and measurement of the fair value of the obligation undertaken in issuing the guarantee on a prospective basis for all guarantees issued or modified after December 31, 2002. The Company does not believe FIN 45 will have a material effect on the Company's operations, financial position or cash flows.

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2002
                                   (unaudited)

2.       Commitments and Contingencies

         In the normal course of business, the Company is subject to commitments and contingencies, including operating leases, restructuring liabilities and litigation including securities-related litigation and other claims in the ordinary course of business. The Company records accruals for such contingencies based upon its assessment of the probability of occurrence and, where determinable, an estimate of the liability. The Company considers many factors in making these assessments including past history and the specifics of each matter. The estimate of the liability necessarily requires assumptions to be made with respect to certain internal and external variables, which may affect the ultimate actual amount of liability. However, actual results may differ from these estimates if such assumptions later prove inaccurate. The Company reviews its assessment of the likelihood of loss on any outstanding contingencies as part of its on-going financial processes.

Commitments

         In December 2002, the Company amended its lease for its headquarters (the "Lease Amendment"). The Lease Amendment reduces, from December 2002 until December 2003, the Company's rent rate to half of what the rent rate was under the original operating lease agreement. In December 2003, and on each annual anniversary thereafter through the Amendment's termination date of September 2006, the Company's rent rate will be adjusted to fair market value as to be mutually determined by the Company and its landlord, subject to a minimum rate that is equivalent to the Lease Amendment's initial reduced rate discussed above (the "Minimum Rate").

         In addition, the Company and its landlord will use best efforts to have the landlord lease, to a third party, certain space that the Company intends to abandon in March 2003. If the space is leased to a third party, the space will be excluded from the Lease Amendment as of the date an agreement for the third party lease is executed, subject to the Company guaranteeing its landlord the Minimum Rate for the leased space. This guarantee will continue for a minimum of 24 months after the date of execution for the leased space.

         Furthermore, if the Company is acquired by an unrelated entity, the acquiror may terminate the lease obligation for a termination fee equal to 67% of the total minimum monthly rent payable for the remaining term of the lease subsequent to such acquisition.

         In consideration for the above, the Company issued its landlord a warrant to purchase 200,000 shares of the Company's common stock at $0.57 per share (see Note 3). In addition, the Company will pay its landlord $1,250,000 on January 2, 2003. On March 30, 2003, the landlord will release back to the Company $1,250,000 of $2,000,000 of restricted cash used to collateralize a letter of credit. The Company will also forego approximately $240,000 of security deposits by March 31, 2003. The $2,000,000 of restricted cash and $240,000 of security deposits are classified as other assets on the Company's condensed consolidated balance sheets as of December 31, 2002 and March 31, 2002.

         The Company will be obligated to remit an additional $750,000 to its landlord if its landlord is able to lease this excess space for the benefit of the Company. Should this occur, the Company's landlord will cancel the Company's letter of credit in its entirety and release the final $750,000 of restricted cash back to the Company. The Company estimates it will also incur approximately $325,000 of other various expenses relating to certain provisions set forth within the Lease Amendment.

         In addition, the landlord, under certain limited conditions and exceptions specified in the Lease Amendment, may have the option to extend the term of the Lease Amendment for an additional five (5) years, with the base rent for the renewal term based on fair market value.

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2002
                                   (unaudited)

         The Company began amortizing the $2,565,000 of payments and other expenses described above as rent expense over the life of the lease in December 2002. In March 2003, the Company anticipates abandoning approximately half of its headquarters facility to facilitate the leasing of the space to a third party. As a result of this and the Company's early adoption of FAS 146 (see Note
1), the Company expects to incur charges of approximately $1,858,000 during the three months ended March 31, 2003. The charges are related to the write-off of approximately half of the unamortized portion of the $2,565,000 of anticipated payments described above and the accrual of approximately $750,000 relating to the expected leasing of the excess space to a third party at a rate that is below the Minimum Rate guarantee.

         At December 31, 2002, the Company has contractual and commercial commitments not included on its balance sheet primarily for its San Mateo, California facility that it has an obligation to lease through September 2006. For the remainder of the fiscal year ended March 31, 2003, the Company's total commitments amount to $2,290,000. Future full fiscal year commitments are as follows: $3,166,000 in 2004, $1,972,000 in 2005, $1,715,000 in 2006 and
$1,057,000 in 2007  ($10,200,000 in total  commitments as of December 31, 2002).
The aforementioned amounts include estimates of expected fair market rental rates in fiscal years ending March 31, 2004 to March 31, 2007 and the payments of cash and forfeiture of other collateral of $1,489,000 and $1,076,000 for the years ending March 31, 2003 and 2004, respectively, pursuant to the Lease Amendment described above.

Guarantees

         The Company generally provides a warranty for its software products and services to its customers for a period of 90 days and accounts for its warranties under the FASB's Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." The Company's software products' media are generally warranted to be free of defects in materials and workmanship under normal use and the products are also generally warranted to substantially perform as described in certain Company documentation. The Company's services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer's signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work around or replacement product. The Company's warranty accrual as of December 31, 2002 and March 31, 2002 was not significant and, to date, the Company's product warranty expense has not been significant.

         At December 31, 2002 and March 31, 2002, the Company has two letters of credit that collateralize certain operating lease obligations of the Company and total approximately $2,018,000. The Company collateralizes these letters of credit with cash deposits made with certain of its financial institutions and has classified these cash deposits as other assets on the Company's balance sheet as of December 31, 2002 and March 31, 2002. The Company's landlords are able to withdraw on each respective letter of credit in the event that the Company is found to be in default of its obligations under each of its operating leases.

         The Company generally does not enter into indemnification agreements that contingently require the Company to make payments directly to a party that is indemnified by the Company (an "Indemnified Party"). The Company's indemnification agreements generally defend and indemnify an Indemnified Party against adverse situations such as, for example, defense against plaintiffs in a lawsuit brought by a third party. In all such cases the Company would make payments to such third party and/or attorneys if such a third party were successful in such litigation. Historically, the expenses relating to or arising from the Company's indemnification agreements have not been significant.

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2002
                                   (unaudited)

Restructuring

         During the three and nine months ended December 31, 2002, the Company implemented additional restructuring programs to better align operating expenses with anticipated revenues. The Company recorded a $940,000 restructuring charge (the significant majority of which was recorded during the three months ended June 30, 2002), which consisted of $834,000 in employee severance costs and $106,000 in equipment write-downs across most of the expense line items in the Company's consolidated statement of operations for the nine months ended December 31, 2002. The restructuring programs resulted in a reduction in force across all company functions of approximately 50 employees. At March 31, 2002, the Company had $763,000 of accrued restructuring costs (the significant majority of which were recorded during the three months ended March 31, 2002) related to monthly rent for excess facility capacity, employee severance payments and other exit costs. The Company expects to pay out all restructuring amounts accrued as of December 31, 2002 over the course of the next 12 months.

         During the three months ended December 31, 2002, the Company made an adjustment of $66,000 to its accrued excess facilities costs, which affected its results of operations for the three and nine months ended December 31, 2002. The excess facility accrual was originally recorded pursuant to EITF 94-3. The adjustment is a result of the Company's expectation that, in March 2003, it will re-occupy certain space it had previously written-off and had not intended to use until April 2003.

         The following table depicts the restructuring activity during the nine months ended December 31, 2002 (in thousands):

                                               Balance at                           Expenditures                        Balance at
                                                March 31,                       ---------------------                   December 31,
        Category                                  2002        Additions         Cash         Non-cash     Adjustments      2002
        --------                                 ------       ---------         ----         --------     -----------     ------
Excess facilities ........................       $  460         $   --         $  361         $   --         $   66       $   33
Employee severance .......................          259            834          1,093             --             --           --
Equipment write-downs ....................           --            106             --            106             --           --
Other exit costs .........................           44             --              9             --             --           35
                                                 ------         ------         ------         ------         ------       ------
  Total ..................................       $  763         $  940         $1,463         $  106         $   66       $   68
                                                 ======         ======         ======         ======         ======       ======


         During the nine months ended December 31, 2001, the Company implemented restructuring programs to better align operating expenses with anticipated revenues. The Company recorded a $847,000 restructuring charge ($397,000 of which was recorded during the three months ended June 30, 2001 and $450,000 of which was recorded during the three months ended September 30, 2001), which consisted of $345,000 in facility exit costs and $502,000 in employee severance costs across most of the expense line items in the Company's consolidated statement of operations for the nine months ended December 31, 2001. The restructuring programs resulted in a reduction in force across all company functions of approximately 45 employees. At December 31, 2001, the Company had $148,000 of accrued restructuring costs related to monthly rent for excess facility capacity, employee severance payments and other exit costs. The Company paid these accrued amounts out over the course of the 12 months subsequent to December 31, 2001.

         The following table depicts the restructuring activity during the nine months ended December 31, 2001 (in thousands):

                                                                     Balance at
                                                          Cash      December 31,
       Category                           Additions   Expenditures      2001
       --------                           ---------       ----          ----
Excess facilities ....................      $345          $284          $ 61
Employee severance ...................       502           415            87
                                            ----          ----          ----
  Total ..............................      $847          $699          $148
                                            ====          ====          ====

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2002
                                   (unaudited)

         The Company has invested significant resources into developing and marketing its recently introduced application products. The Company believes that these application products broaden the value proposition to business software application users and expects to derive future revenues as a result of these product introductions. The market for the Company's application products is in a relatively early stage. The Company cannot predict how the market for its application products will develop, and part of its strategic challenge will be to convince enterprise customers of the productivity, communications, cost and other benefits of its application products. The Company's future revenues and revenue growth rates will depend in large part on its success in creating market acceptance for its application products. If the Company fails to do so, its products and services will not achieve widespread market acceptance, and may not generate significant revenues to offset its development, sales and marketing costs, which will hurt its business. This could lead to the Company taking additional restructuring actions in order to reduce costs and bring staffing in line with then anticipated requirements.

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

         The Company is aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, the Company (and the other issuer defendants) filed a motion to dismiss. This motion was heard on November 1, 2002. The Company believes that the allegations against it and the individual defendants are without merit, and intends to contest them vigorously.

         From time to time, the Company may become involved in litigation claims arising from its ordinary course of business. The Company believes that there are no claims or actions pending or threatened against it, the ultimate disposition of which would have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2002
                                   (unaudited)

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

         In addition, the Company had two employees that were eligible to participate in this program that did not meet certain employee definitional criteria pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees," as interpreted by the FASB's Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." Accordingly, the Company had to account for the option grants to these two participants as though they were non-employees pursuant to EITF Issue 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," resulting in the Company recording non-cash, stock-based charges of $87,000 for the nine months ended December 31, 2002.

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2002
                                   (unaudited)

Warrants

         In December 2002, the Company entered into an amendment for its headquarters' operating lease (see Note 2) and issued an immediately exercisable, non-forfeitable warrant to purchase 200,000 shares of common stock at $0.57 per share. The warrant expires in December 2005. The value of the warrant was estimated to be $86,000 and was based upon a Black-Scholes valuation model with the following assumptions: risk free interest rate of 1.9%, no dividend yield, volatility of 130%, expected life of three years, exercise price of $0.57 and fair market value of $0.57. The non-cash amortization of the warrant's value is being recorded as rent expense over the life of the lease. During the three and nine months ended December 31, 2002, the Company recorded $2,000 as rent expense related to this warrant.

         In December 2000, the Company entered into a services agreement with a customer and issued an immediately exercisable, non-forfeitable warrant to purchase 200,000 shares of common stock at $5.50 per share. The warrant expires in December 2003. The value of the warrant was estimated to be $648,000 and was based upon a Black-Scholes valuation model with the following assumptions: risk free interest rate of 7.0%, no dividend yield, volatility of 90%, expected life of three years, exercise price of $5.50 and fair market value of $5.38. The non-cash amortization of the warrant's value was recorded against service revenues as revenues from services were recognized over the one-year services agreement. During the three months and nine months ended December 31, 2001, the Company recorded $216,000 and $648,000, respectively, as contra-service revenues representing the pro-rata amortization of the warrant's value for the aforementioned periods (none during the three or nine months ended December 31, 2002).


4.       Segment Reporting

         The Company has two reportable segments: the sale of software and related software support services ("software") and the sale of its application and professional services which includes set-up fees, professional services fees, video processing fees, and application hosting fees ("application and professional services"). The Company's Chief Operating Decision Maker ("CODM") is the Company's Chief Executive Officer who evaluates performance and allocates resources based upon total revenues and gross profit (loss). Discrete financial information for each segment's profit and loss and each segment's total assets is not provided to the Company's CODM, nor is it tracked by the Company.

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2002
                                   (unaudited)

         Information on the Company's reportable segments for the three and nine months ended December 31, 2002 and 2001 are as follows (in thousands):

                                       Three Months Ended     Nine Months Ended
                                           December 31,          December 31,
                                       ------------------    ------------------
                                         2002       2001       2002       2001
                                       -------    -------    -------    -------
Software:

Total revenues ....................    $ 2,002    $ 2,158    $ 6,635    $ 8,536

Total cost of revenues ............        375        361      1,107      1,121
                                       -------    -------    -------    -------
Gross profit ......................    $ 1,627    $ 1,797    $ 5,528    $ 7,415
                                       =======    =======    =======    =======

Application and Professional Services:

Total revenues ....................    $ 1,312    $ 2,630    $ 3,191    $ 4,988

Total cost of revenues ............        910      1,968      2,743     (6,625)
                                       -------    -------    -------    -------
Gross profit (loss) ...............    $   402    $   662    $   448    $(1,637)
                                       =======    =======    =======    =======


         The Company expects to incur a charge of $1,858,000 during the three months ended March 31, 2003 related to a planned facility consolidation (see
Note 2). Of this amount, the Company expects that approximately $93,000 will relate to the Company's software segment and approximately $261,000 will relate to the Company's application and professional services segment.


5.       Income Taxes

         The Company has not recorded a provision for federal and state or foreign income taxes for the three and nine months ended December 31, 2002 or 2001 because the Company has experienced net losses since inception, which have resulted in deferred tax assets. The Company has recorded a valuation allowance against all deferred tax assets as a result of uncertainties regarding the realization of the balances, which only may occur through future taxable profits.

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2002
                                   (unaudited)

6.       Subsequent Events

NASDAQ National Market Trading Requirements

         On January 30, 2003, the NASDAQ Stock Market submitted a proposal to the U.S. Securities and Exchange Commission ("SEC") to extend its pilot program governing bid price rules for all companies listed on the NASDAQ National Market and also proposed additional bid price rules for all companies listed on the NASDAQ SmallCap Market. Under the National Market proposal, NASDAQ will extend the bid price grace period of its pilot program for all National Market issuers from 90 calendar days to 180 calendar days. In addition, the NASDAQ Small Cap Market has proposed to increase its pilot program by an additional 180 day grace period to gain compliance with the minimum bid price listing requirements (provided that certain other non-bid price related criteria are met by the registrant). The SEC must approve all of the NASDAQ's proposals prior to the proposals becoming effective.

         As described in Note 2 above, the Company received a letter on October 31, 2002 that it was not in compliance with the NASDAQ's minimum bid price listing requirement. Based upon NASDAQ's proposed changes, which still require SEC approval, the Company believes that it may have until approximately April 29, 2003 to regain compliance with the minimum bid price listing requirement. If the Company is unable to meet this minimum bid price listing requirement by April 29, 2003, the Company expects that it may have the option of transferring to the NASDAQ SmallCap Market. Based upon a separate NASDAQ proposal that also requires SEC approval, the NASDAQ SmallCap market would make available up to two additional 180 calendar day extended grace periods (ie. until approximately April 23, 2004) to meet the minimum $1.00 bid price requirement provided the Company is able to meet certain financial related criteria. If the Company transfers to the NASDAQ SmallCap Market, the Company expects that it may be eligible to transfer back to the NASDAQ National Market if its bid price maintains the $1.00 per share requirement for 30 consecutive trading days and it has maintained compliance with all other continued listing requirements for the NASDAQ National Market.

         Should the SEC not approve the NASDAQ's proposals and/or should the Company receive a letter from NASDAQ informing the Company that it will be delisted due to noncompliance with the National Market's minimum bid price requirement, the Company believes it will have the opportunity to transfer to the NASDAQ Small Cap Market. From the date of receipt of such a NASDAQ delisting letter, the Company believes it would have 90 days to attempt to regain compliance while trading on the NASDAQ SmallCap Market. In addition, the Company expects that it may also be eligible for an additional 180 calendar day grace period on the NASDAQ SmallCap Market provided that the Company meets the other non-bid price related listing criteria.

         There can be no assurance that the SEC will approve NASDAQ's proposals, that the Company will comply with other non-bid price related listing criteria or that the Company's common stock will remain eligible for trading on the NASDAQ National Market or the NASDAQ SmallCap Market. If the Company's stock were delisted, the ability of the Company's stockholders to sell any of the Company's common stock at all would be severely, if not completely, limited.

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

Recent Events

Application Products

         During the past year, we introduced new software application products that are targeted toward a broadened user base within our key markets. VS Publishing is an application that offers media and entertainment customers a streamlined workflow for rich-media web publishing, including a simple editorial control and greater website programming capabilities. VS Webcasting allows corporations to self-produce live and on-demand webcasting events such as executive communications, human resource broadcasts and webinars. Finally, VS Production is an integrated software solution for media and entertainment enterprises that automates the professional video production process from acquisition to distribution.

         Though we have sold each of these products to date, early demand is strongest for our VS Webcasting product, particularly from our corporate enterprise customers. However, our VS Publishing and VS Production products were released at a later date than VS Webcasting, and we continue to monitor anticipated market demand and sales success for these products as we evaluate the allocation and prioritization of our available resources. We may discover that the marketplace for our application products is not as robust as we had expected and we may react to this by leaving the development of a product at an early stage or combining key features of one or more of our application products into a single product.

         We continue to believe that the success of our application products, particularly VS Webcasting, is critical to our future and have heavily invested our resources in the development, marketing, and sale of them. The market for our application products is in a relatively early stage. We cannot predict how much the market for our application products will develop, and part of our strategic challenge will be to convince enterprise customers of the productivity, communications, cost, and other benefits of these products. Our future revenues and revenue growth rates will depend in large part on our success in creating market acceptance for one or more of our application products.

Facility Lease Amendment

         In December 2002, we amended our lease for our headquarters (the "Lease Amendment"). The Lease Amendment reduces, from December 2002 until December 2003, our rent rate to half of what the rent rate was under our original operating lease agreement. In December 2003, and on each annual anniversary thereafter through the Amendment's termination date of September 2006, our rent rate will be adjusted to fair market value as to be mutually determined by us and our landlord, subject to a minimum rate that is equivalent to the Lease Amendment's initial reduced rate discussed above (the "Minimum Rate").

         In addition, we and our landlord will use best efforts to have our landlord lease, to a third party, certain space that we intend to abandon in March 2003. If the space is leased to a third party, the space will be excluded from the Lease Amendment as of the date an agreement for the third party lease is executed, subject to our guaranteeing our landlord the Minimum Rate for the leased space. This guarantee will continue for a minimum of 24 months after the date of execution for the leased space.

         Furthermore, if we are acquired by an unrelated entity, the acquirer may terminate the lease obligation for a termination fee equal to 67% of the total minimum monthly rent payable for the remaining term of the lease subsequent to such acquisition.

         In consideration for the above, we issued our landlord a warrant to purchase 200,000 shares of our common stock at $0.57 per share. In addition, we will pay our landlord $1,250,000 on January 2, 2003. On March 30, 2003, our landlord will release back to us $1,250,000 of $2,000,000 of restricted cash used to collateralize a letter of credit. We will also forego approximately $240,000 of security deposits by March 31, 2003. The $2,000,000 of restricted cash and $240,000 of security deposits are classified as other assets on our consolidated balance sheets as of December 31, 2002 and March 31, 2002.

         We will also be obligated to remit an additional $750,000 to our landlord if our landlord is able to lease this excess space for the benefit of the Company. Should this occur, our landlord will cancel our letter of credit in its entirety and release the final $750,000 of restricted cash back to us. We estimate we will also incur approximately $325,000 of other various expenses relating to certain provisions set forth within the Lease Amendment.

         In addition, our landlord, under certain limited conditions and exceptions specified in the Lease Amendment, may have the option to extend the term of the Lease Amendment for an additional five (5) years, with the base rent for the renewal term based on fair market value.

         We began amortizing the $2,565,000 of payments and other expenses described above as rent expense over the life of the lease in December 2002. As noted above, in March 2003, we anticipate abandoning approximately half of our headquarters facility to facilitate the leasing of the space to a third party. As a result of this and the Company's early adoption of FAS 146, we expect to incur charges of approximately $1,858,000 during the three months ended March 31, 2003. The charges are related to the write-off of approximately half of the unamortized portion of the $2,565,000 of anticipated payments described above and the accrual of approximately $750,000 relating to the expected leasing of the excess space to a third party at a rate that is below the Minimum Rate guarantee.

Business Restructuring Charges

         During the nine months ended December 31, 2002, we re-evaluated our cost structure and executed additional restructuring measures designed to reduce and consolidate operations worldwide. We further reduced headcount and infrastructure across all functional areas of the company in our continued efforts to limit our expenses and more closely match our expense and short-term, anticipated revenue levels. These headcount and infrastructure changes resulted in a reduction in force of approximately 50 employees worldwide and the recording of $940,000 in business restructuring charges during the nine months ended December 31, 2002. A breakdown of our business restructuring charges during the nine months ended December 31, 2002 and of the remaining restructuring accrual is as follows:

                                            Balance at                           Expenditures                         Balance at
                                             March 31,                      ----------------------                    December 31,
        Category                               2002        Additions         Cash         Non-cash     Adjustments        2002
        --------                              ------       ---------        ------        --------     -----------       ------
Excess facilities and other ..............    $  504         $   --         $  370         $   --         $   66         $   68
Employee severance .......................       259            834          1,093             --             --             --
Equipment write-downs ....................        --            106             --            106             --             --
                                              ------         ------         ------         ------         ------         ------
  Total ..................................    $  763         $  940         $1,463         $  106         $   66         $   68
                                              ======         ======         ======         ======         ======         ======


         Excess Facilities and Other Exit Costs: Excess facilities and other exit costs relate to lease obligations and closure costs associated with offices we have vacated as a result of our cost reduction initiatives. Cash expenditures for excess facilities and other exit costs during the nine months ended December 31, 2002 primarily represent contractual ongoing lease payments. Our management reviews our facility requirements and assesses whether any excess capacity exists as part of our on-going financial processes.

         During the three months ended December 31, 2002, we made an adjustment of $66,000 to our accrued excess facilities costs, which affected our results of operations for the three and nine months ended December 31, 2002. The excess facility accrual was originally recorded pursuant to the FASB's Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity ("EITF 94-3")." The adjustment is a result of our expectation that, in March 2003, we will re-occupy certain space we had previously written-off and had not intended to use until April 2003.

         Employee Severance: Employee severance, which includes severance payments, related taxes, outplacement and other benefits, totaled approximately $834,000 during the nine months ended December 31, 2002 (representing approximately 50 terminated employees), and $1,093,000 was paid in cash during the nine months ended December 31, 2002. Personnel affected by the cost reduction initiatives during the nine months ended December 31, 2002 include employees in positions throughout the company in sales, marketing, services, engineering, and general and administrative functions in all geographies.

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

         Our revenue recognition policy is in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition", as amended by Statement of Position No. 98-4, "Deferral of the Effective Date of SOP 97-2, "Software Revenue Recognition"" ("SOP 98-4"), and Statement of Position No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions" ("SOP 98-9") and is also consistent with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met. We consider all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If collectibility is not considered probable, revenue is recognized when the fee is collected. Generally, no customer has the right of return.

         Arrangements consisting of license and maintenance. For those contracts that consist solely of license and maintenance, we recognize license revenues based upon the residual method after all elements other than maintenance have been delivered as prescribed by SOP 98-9. We recognize maintenance revenues over the term of the maintenance contract as vendor specific objective evidence of fair value for maintenance exists. In accordance with paragraph ten of SOP 97-2, vendor specific objective evidence of fair value of maintenance is determined by reference to the price the customer will be required to pay when it is sold separately (that is, the renewal rate). Customers that enter into maintenance contracts have the ability to renew such contracts at the renewal rate. Maintenance contracts are typically one year in duration. Revenue is recognized on a per copy basis for licensed software when each copy of the license requested by the customer is delivered.

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

         Other revenues. Other revenues consist primarily of U.S. government agency research grants that are best effort arrangements. The software-development arrangements are within the scope of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 68, "Research and Development Arrangements." As the financial risks associated with the software-development arrangement rest solely with the U.S. government agency, we recognize revenues as the services are performed. The cost of these services is included in cost of other revenues. The Company's contractual obligation is to provide the required level of effort (hours), technical reports, and funds and man-hour expenditure reports.

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

         In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit and Disposal Activities ("FAS 146")." This statement revises the accounting for exit and disposal activities under EITF 94-3 by spreading out the reporting of expenses related to restructuring activities. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. Companies may not restate previously issued financial statements for the effect of the provisions of FAS 146 and liabilities that a company previously recorded under EITF 94-3 are grandfathered. Based upon the facts and circumstances around charges that we historically have been required to record, we currently believe that the adoption of FAS 146 may affect the timing of, but ultimately will not have a materially different impact on, our operations, financial position or cash flows as the accounting treatment under the provisions of FAS 146 are not dissimilar to those prescribed under EITF 94-3.

         During the three months ended December 31, 2002, we early adopted FAS 146 and we also adopted a plan that calls for us to consolidate certain headquarters facilities in March 2003. As a result of this early adoption of FAS 146, approximately $1,858,000 of charges related to the our planned facility consolidation will be recorded as of the date we cease use of the space we intend to abandon (March 2003) instead of the plan adoption date (December 2002) as prescribed under EITF 94-3.

         At December 31, 2002, we have contractual and commercial commitments not included on our balance sheet primarily for our San Mateo, California facility that we have an obligation to lease through September 2006. For the remainder of the fiscal year ended March 31, 2003, our total commitments amount to $2,290,000. Future full fiscal year commitments are as follows: $3,166,000 in 2004, $1,972,000 in 2005, $1,715,000 in 2006 and $1,057,000 in 2007 ($10,200,000
in total commitments as of December 31, 2002). The aforementioned amounts include our best estimate of expected fair market rental rates in fiscal years ending March 31, 2004 to March 31, 2007 and if we underestimate these fair market rental rates, the amount of our contractual commitments will increase. The aforementioned amounts also include payments of cash and forfeiture of other collateral of $1,489,000 and $1,076,000 for the years ending March 31, 2003 and 2004, respectively, pursuant to the Lease Amendment described above.

         From time to time, we may become involved in litigation claims arising from our ordinary course of business. We provide further detail about one of these claims in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on the our consolidated financial position, results of operations or cash flows.

Results of Operations

         The following table sets forth consolidated financial data for the periods indicated, expressed as a percentage of total revenues:


                                                  Three Months Ended                  Nine Months Ended
                                                      December 31,                        December 31,
                                            -------------------------------     ------------------------------
                                                 2002              2001              2002             2001
                                            ------------      -------------     -------------    -------------
  Revenues:
    License revenues....................              40 %               31 %              47 %             46 %
    Service revenues....................              60                 69                53               52
    Other revenues......................              --                 --                --                2
                                            ------------      -------------     -------------    -------------
      Total revenues....................             100                100               100              100
  Cost of revenues:
    License revenues....................               6                  4                 5                4
    Service revenues....................              33                 45                34               52
    Other revenues......................              --                 --                --                1
                                            ------------      -------------     -------------    -------------
      Total cost of revenues............              39                 49                39               57
                                            ------------      -------------     -------------    -------------
  Gross profit..........................              61                 51                61               43
  Operating expenses:
    Research and development............              54                 44                67               51
    Sales and marketing.................              71                 80                93               94
    General and administrative..........              29                 27                32               29
    Stock-based compensation............               8                 15                11               17
                                            ------------      -------------     -------------    -------------
      Total operating expenses..........             162                166               203              191
                                            ------------      -------------     -------------    -------------
  Loss from operations..................            (101)              (115)             (142)            (148)
  Interest and other income, net........               3                  6                 5                9
                                            ------------      -------------     -------------    -------------
  Net loss..............................             (98)%             (109)%            (137)%           (139)%
                                            =============     =============     =============    =============

         We incurred net losses of $3,262,000 and $13,506,000 during the three and nine months ended December 31, 2002, respectively. As of December 31, 2002, we had an accumulated deficit of $102,430,000. We expect to continue to incur operating losses for the foreseeable future. In view of the rapidly changing nature of our market and our limited operating history, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our historic revenue growth rates have not been sustainable and are not necessarily indicative of future growth.

         Revenues. Total revenues decreased to $3,314,000 for the three months ended December 31, 2002 from $4,788,000 for the three months ended December 31, 2001, a decrease of $1,474,000 or 31%. Total revenues decreased by $3,698,000 or 27% to $9,826,000 for the nine months ended December 31, 2002 from $13,524,000 for the nine months ended December 31, 2001. These decreases were due to decreases in license, service, and other revenues. International revenues increased to $1,025,000, or 31% of total revenues, for the three months ended December 31, 2002 from $799,000, or 17% of total revenues, for the three months ended December 31, 2001. International revenues decreased in absolute dollars to $2,569,000, or 26% of total revenues, for the nine months ended December 31, 2002 from $3,413,000, or 25% of total revenues, for the nine months ended December 31, 2001. No customer constituted more than 10% of total revenues for the three or nine months ended December 31, 2002. Sales to one customer accounted for 30% of total revenues for the three months ended December 31, 2001 and sales to two customers (one of whom was a reseller of our products) accounted for 15% and 11%, respectively, of total revenues for the nine months ended December 31, 2001.

         License revenues decreased to $1,339,000 during the three months ended December 31, 2002 from $1,478,000 during the three months ended December 31, 2001, a decrease of $139,000 or 9%. License revenues decreased by $1,669,000 or 27% to $4,623,000 during the nine months ended December 31, 2002 from $6,292,000 during the nine months ended December 31, 2001. These decreases are primarily due to lower unit sales of our platform products, particularly sales of our SmartEncode product suite to the media and entertainment marketplace. The media and entertainment marketplace was our weakest market for software licenses during the three months ended December 31, 2002. Historically, the media and entertainment marketplace has been our strongest market for software licenses. We believe the reduction in revenues for our platform products during the three and nine months ended December 31, 2002 is primarily a function of unfavorable global macroeconomic conditions affecting a number of our potential customers in markets such as media and entertainment and resulting in weak demand for information technology products.

         Service revenues decreased to $1,975,000 for the three months ended December 31, 2002 from $3,290,000 for the three months ended December 31, 2001, a decrease of $1,315,000. Service revenues decreased by $1,797,000 to $5,203,000 for the nine months ended December 31, 2002 from $7,000,000 for the nine months ended December 31, 2001. These decreases are primarily the result of lower revenues in our application services business, primarily due to the non-renewal of our application services contract with Major League Baseball Advanced Media ("MLBAM"). Service revenues during the three and nine months ended December 31, 2001 include $216,000 and $648,000, respectively, of warrant amortization recorded as contra-service revenues resulting from a warrant issued to MLBAM.

         Other revenues were $20,000 and $232,000 during the three and nine months ended December 31, 2001 (none during the three and nine months ended December 31, 2002). These decreases were primarily attributable to the level of engineering research services performed pursuant to a federal government research grant.

         Cost of Revenues. Cost of license revenues consists primarily of royalty fees for third-party software products integrated into our products. Our cost of service revenues includes personnel expenses and other direct costs, related overhead, communication expenses and capital depreciation costs for maintenance and support activities and application and professional services. Our cost of other revenues primarily includes engineering personnel expenses and related overhead for engineering research for government projects. Total cost of revenues decreased to $1,285,000, or 39% of total revenues, for the three months ended December 31, 2002 from $2,329,000, or 49% of total revenues, for the three months ended December 31, 2001. Total cost of revenues decreased to $3,850,000, or 39% of total revenues, for the nine months ended December 31, 2002 from $7,746,000, or 57% of total revenues, for the nine months ended December 31, 2001. These decreases in total cost of revenues were due primarily to decreases in our cost of service revenues during the three and the nine months ended December 31, 2002. We expect our total cost of revenues to increase during our fourth fiscal quarter in comparison to our third fiscal quarter ended December 31, 2002 due to the allocation of the one-time charge to be recorded in connection with our restructured San Mateo office lease (as discussed under "Facility Lease Amendment" above). Excluding the one-time effects of this facility charge, we generally expect that increases or decreases in the dollar amount of our total cost of revenues will correlate with increases or decreases in the dollar amount of our total revenues. However, our total cost of revenues is highly variable and has, in the past, been inconsistent with our expectations.

         Cost of license revenues decreased to $195,000, or 15% of license revenues, during the three months ended December 31, 2002 from $202,000, or 14% of license revenues, during the three months ended December 31, 2001. This decrease (in absolute dollars) was due to lower unit sales of our products that are subject to unit-based (rather than fixed-fee) license royalty payments for the three months ended December 31, 2002 in comparison to the three months ended December 31, 2001. For the nine months ended December 31, 2002, cost of license revenues increased to $542,000, or 12% of license revenues, from $534,000, or 8% of license revenues, during the same period in the prior year. This increase during the nine months ended December 31, 2002 was primarily due to the introduction of our new application products and other recently introduced products during our fiscal year 2003 for which we incur a unit-based royalty to certain technology providers. These additional unit-based royalties paid in fiscal 2003 were incremental to fixed royalties paid to our historical technology providers in fiscal 2002 and fiscal 2003.

         Cost of service revenues decreased to $1,090,000, or 55% of service revenues, for the three months ended December 31, 2002 from $2,122,000, or 65% of service revenues for the three months ended December 31, 2001. For the nine months ended December 31, 2002, cost of service revenues decreased to $3,308,000, or 64% of service revenues, from $7,059,000, or 101% of service revenues for the nine months ended December 31, 2001. These decreases were due to lower expenditures for our application services business, primarily due to the non-renewal of our contract with MLBAM, which allowed us to reduce our headcount and infrastructure costs and better aligned our cost structure with our current revenue levels.

         Cost of other revenues was $5,000 and $153,000, or 25% and 66% of other revenues, during the three and nine months ended December 31, 2001, respectively (none for the three and nine months ended December 31, 2002). These decreases were attributable to the level of engineering research services performed pursuant to federal government research contracts.

         Research and Development Expenses. Research and development expenses consist primarily of personnel and related costs for our product development efforts. Research and development expenses decreased to $1,781,000, or 54% of total revenues, for the three months ended December 31, 2002 from $2,117,000, or 44% of total revenues, for the three months ended December 31, 2001. For the nine months ended December 31, 2002, research and development expenses decreased to $6,607,000, or 67% of total revenues, from $6,934,000, or 51% of total revenues, for the nine months ended December 31, 2001. The decreases in absolute dollars were primarily due to reduced payroll and related expenses resulting from lower headcount due primarily to our restructuring initiatives in fiscal 2003. We expect research and development expenses to increase during our fourth fiscal quarter due to the allocation of the one-time charge to be recorded in connection with the restructured San Mateo office lease (as discussed under "Facility Lease Amendment" above). Excluding the one-time effects of this facility charge, we expect that our quarterly research and development expenses will remain relatively consistent with our third fiscal quarter ended December 31, 2002. To date, we have not capitalized any software development costs as they have been insignificant after establishing technological feasibility.

         Sales and Marketing Expenses. Sales and marketing expenses consist of personnel and related costs for our direct sales force, pre-sales support and marketing staff, and marketing programs including trade shows and seminars. Sales and marketing expenses decreased to $2,357,000, or 71% of total revenues, during the three months ended December 31, 2002 from $3,858,000, or 80% of total revenues, during the three months ended December 31, 2001. Sales and marketing expenses decreased to $9,104,000, or 93% of total revenues, during the nine months ended December 31, 2002 from $12,720,000, or 94% of total revenues, during the nine months ended December 31, 2001. These decreases were primarily due to lower headcount costs due to prior period restructuring efforts and reduced discretionary marketing program spending. We expect our quarterly sales and marketing expenses to increase during our fourth fiscal quarter in comparison to our third fiscal quarter due to the allocation of the one-time charge to be recorded in connection with the restructured San Mateo office lease (as discussed under "Facility Lease Amendment" above). Excluding the one-time effects of this facility charge, we expect our quarterly sales and marketing expenses to remain in a range of relatively flat to a modest increase in comparison to our third fiscal quarter ended December 31, 2002, primarily as a result of variability in our sales personnel's variable compensation programs and timing of marketing initiatives.

         General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, costs of our external audit firm and costs of our outside legal counsel. General and administrative expenses decreased to $963,000, or 29% of total revenues, for the three months ended December 31, 2002 from $1,284,000 or 27% of total revenues, for the three months ended December 31, 2001. For the nine months ended December 31, 2002, general and administrative expenses decreased to $3,174,000, or 32% of total revenues, from $3,946,000 or 29% of total revenues, for the nine months ended December 31, 2001. These decreases in absolute dollars were primarily due to lower headcount costs as a result of prior period restructuring efforts. We expect general and administrative expenses to increase during our fourth fiscal quarter due to the allocation of the one-time charge to be recorded in connection with the restructured San Mateo office lease (as discussed under "Facility Lease Amendment" above). Excluding the one-time effects of this facility charge, we expect our quarterly general and administrative expenses to increase for the foreseeable future as we incur higher audit, legal and insurance costs due to a number of external factors including recently passed legislation such as the Sarbanes-Oxley Act.

         Stock-Based Compensation Expense. Stock based compensation expense represents the amortization of deferred compensation (calculated primarily for stock options granted to our employees prior to the time of our initial public offering as the difference between the exercise price of the stock options granted and the then deemed fair value of our common stock). We recognized stock-based compensation expense of $291,000 and $719,000 for the three months ended December 31, 2002 and 2001, respectively, and $1,026,000 and $2,257,000 for the nine months ended December 31, 2002 and 2001, respectively, in connection with the granting of stock options to our employees. Our stock-based compensation expense decreased during the three and nine months ended December 31, 2002 due to the cancellation of stock options resulting from participation in our voluntary stock option cancellation and re-grant program for our employees during the year ended March 31, 2002. The implementation of this cancellation and re-grant program resulted in the immediate expensing of the majority of our employee-related deferred compensation in our fourth fiscal quarter of 2002. As a result, our fiscal 2003 and future stock-based compensation expenses are, and are expected to continue to be, lower than fiscal 2002 levels. We will continue to amortize the remaining deferred compensation balance as expense for employees who did not participate in our voluntary stock option cancellation and re-grant program.

         Interest and Other Income. Interest and other income include interest income from cash, cash equivalents and short-term investments. Interest and other income decreased to $101,000 and $429,000 for the three and nine months ended December 31, 2002, respectively, from $315,000 and $1,295,000 for the three and nine months ended December 31, 2001. These decreases were a result of lower interest rates and lower average cash balances during the three and nine months ended December 31, 2002.

         Provision for Income Taxes. We have not recorded a provision for any significant federal and state or foreign income taxes in either the three or nine months ended December 31, 2002 or 2001 because we have experienced net losses since inception, which have resulted in deferred tax assets. We have recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance through future taxable profits.

Liquidity and Capital Resources

         As of December 31, 2002, we had cash, cash equivalents and short-term investments of $18,872,000, a decrease of $11,822,000 from March 31, 2002 and our working capital, defined as current assets less current liabilities, was $13,628,000, a decrease of $10,449,000 in working capital from March 31, 2002. The decrease in our cash, cash equivalents, and short-term investments and our working capital is primarily attributable to cash used in our operating activities.

         Our operating activities resulted in net cash outflows of $11,887,000, and $13,429,000 for the nine months ended December 31, 2002 and 2001, respectively. The cash used in these periods was primarily attributable to net losses of $13,506,000 and $18,784,000 in the nine months ended December 31, 2002 and 2001, respectively, offset by depreciation expense, losses on disposals of assets, and non-cash, stock-based charges. Investing activities resulted in cash inflows of $9,953,000 and cash outflows of $32,000 for the nine months ended December 31, 2002 and 2001, respectively. Our investing activity cash inflows were due to the sale and maturity of short-term investments. Our investing activity cash outflows were primarily for the purchase of short-term investments and capital equipment during both periods. We expect that we will continue to invest in short-term investments and purchase capital equipment as we replace older equipment with newer models. Financing activities provided net cash inflows of $271,000 and $769,000 during the nine months ended December 31, 2002 and 2001, respectively. These net cash inflows were primarily from the proceeds of our employee stock plans.

         We anticipate that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. However, we may need to raise additional funds in future periods through public or private financings, or other sources, to fund our operations and potential acquisitions, if any, until we achieve profitability, if ever. We may not be able to obtain adequate or favorable financing when necessary to fund our business. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, the percentage of ownership of our existing stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

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

         We have limited visibility into future demand, and our limited operating history makes it difficult for us to foresee or accurately evaluate factors that may impact such future demand. Our visibility over our potential sales is typically limited to the current quarter and our visibility for even the current quarter is rather limited. In order to provide a revenue forecast for the current quarter, we must make assumptions about conversion of sales prospects into current quarter revenues. Such assumptions may be materially incorrect due to competition for the customer order, pricing pressures, sales execution issues, customer selection criteria or length of the customer selection cycle, the failure of sales contracts to meet our revenue recognition criteria, our inability to timely perform professional services, our inability to hire and retain qualified personnel, our inability to develop new markets in Europe or Asia, the strength of information technology spending, and other factors that may be beyond our control. In addition, our application products are early in their product life cycles and we cannot predict how the market for these products will develop. Our assumptions about conversion of potential application product sales into current quarter revenues could be materially incorrect. We are reliant on third party resellers for a significant portion of our license revenues and we have limited visibility into the status of orders from these third parties.

         For  quarters  beyond  the  current  quarter,   we  have  very  limited
visibility into potential sales opportunities, and thus we have a lower confidence level in any revenue forecast or forward-looking guidance. In developing a revenue forecast for such quarters, we assess any customer indications about future demand, general industry trends, marketing lead development activities, productivity goals for the sales force and expected growth in sales personnel, and any demand for products that we may have. Because visibility into outlying quarters is so limited, we have not provided guidance beyond the current quarter for the past several quarters.

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

         Our sales contracts are typically based upon standard agreements that meet our revenue recognition policies. However, our future sales may include site licenses, professional services or other transactions with customers who may negotiate special terms and conditions that are not part of our standard sales contracts. In addition, customers may insist on an extended payment schedule or may delay payments to us, which may require us to account for those customers' revenues on a cash basis, rather than accrual basis, of accounting. If these special terms and conditions cause sales under these contracts to not qualify under our revenue recognition policies, we would defer revenues to future periods when all revenue recognition criteria are met, which may hurt our reported revenues and operating results.

         In addition, customers that license our products may require consulting, implementation, maintenance and training services and obtain them from our internal professional services, customer support and training organizations. When we provide significant services in connection with a software license arrangement, our revenue recognition policy may require us to recognize the software license fee as the implementation services are performed or we may be required to defer the fee until the completion of the services, which may hurt our current quarter's revenues and operating results.

We have allocated significant product development, sales and marketing resources toward the deployment of our application products, we face a number of risks that may impede market acceptance of these products and such risks may ultimately prove our business model invalid, thereby hurting our financial results.

         We have invested significant resources into developing and marketing our application products and do not know whether our business model and strategy will be successful. The market for these products is in a relatively early stage and one of our key assumptions about the market is that digital video will continue to develop as a more relevant communication medium. We cannot predict how the market for our applications will develop, and part of our strategic challenge will be to convince enterprise customers of the productivity, improved communications, cost savings and other benefits of our application products. Our future revenues and revenue growth rates will depend in large part on our success in delivering these new products effectively and creating market acceptance for these products. If we fail to do so, our products and services will not achieve widespread market acceptance, and we may not generate significant revenues to offset our development and sales and marketing costs, which will hurt our business. Additionally, our future success will continue to depend upon our ability to develop new products or product enhancements that address future needs of our target markets and to respond to these changing standards and practices.

         In addition, resources may be required to fund development of our application products' feature-sets beyond what we have planned due to unanticipated marketplace demands. We may determine that we are unable to fund these additional feature-sets due to financial constraints and may halt the development of a product at a stage that the marketplace perceives as immature. We may also encounter that the marketplace for an application product is not as robust as we had expected and we may react to this by leaving the development of a product at an early stage or combining key features of one or more of our application products into a single product. Either of these product development scenarios may impede market acceptance of any of our application products and therefore hurt our financial results.

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

         Our application products are aimed toward a broadened business user base within our key markets. These products are early in their product life cycles and we are relatively inexperienced with their sales cycle. We cannot predict how the market for our application products will develop and part of our strategic challenge will be to convince targeted users of the productivity, improved communications, cost savings and other benefits. Accordingly, it is likely that delays in our sales cycles with these application products will occur and this could cause significant variations in our operating results.

We have not been profitable and if we do not achieve profitability, our business may fail. If we need additional financing we may not obtain the required financing on favorable terms and conditions.

         We have experienced operating losses in each quarterly and annual period since we were formed and we expect to incur significant losses in the future. As of December 31, 2002, we had an accumulated deficit of $102,430,000. We have made efforts to reduce our expenses over the past several quarters, but it is possible that we could incur increasing research and development, sales and marketing and general and administrative expenses at some point in the future. Our revenues have been relatively flat for the past four quarters and any inability to increase our revenues significantly in the future will result in continuing losses and a deteriorating cash position, which will harm our business. In addition, our cash, cash equivalent and short-term investment resources (collectively, "cash resources") totaled $18,872,000 as of December 31, 2002 and we used $11,887,000 in our operating activities during the nine months ended December 31, 2002. We anticipate that our operating activities will use a substantial portion of our remaining cash resources over the next 12 months. Absent a significant interim improvement in our operating results or a successful effort to raise additional capital, this will leave us with a deteriorated cash position in comparison to our cash position as of December 31, 2002 and this may affect our ability to transact future strategic operating and investing activities, which may harm our business and cause our stock price to fall. In addition, we may experience reluctance on the part of prospects to purchase from us if they believe our financial viability is in question. The current business environment is not conducive to raising additional financing. If we require additional financing, the terms of such financing may heavily dilute the ownership interests of current investors, and cause our stock price to fall significantly or we may not be able to secure financing upon acceptable terms at all. Accordingly, our stock price and business' viability is heavily dependent upon our ability to grow our revenues and manage our costs in order to preserve cash resources.

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

         On January 30, 2003, NASDAQ submitted a proposal to the U.S. Securities and Exchange Commission ("SEC") to extend its pilot program governing bid price rules for all companies listed on the NASDAQ National Market and also proposed additional bid price rules for all companies listed on the NASDAQ SmallCap Market. Under the National Market proposal, NASDAQ will extend the bid price grace period of its pilot program for all National Market issuers from 90 calendar days to 180 calendar days. In addition, the NASDAQ Small Cap Market has proposed to increase its pilot program by an additional 180 day grace period to gain compliance with the minimum bid price listing requirement (provided that certain other non-bid price related criteria are met by the registrant). The SEC must approve all of the NASDAQ's proposals prior to the proposals becoming effective.

         We received a NASDAQ letter on October 31, 2002 that we were not in compliance with the NASDAQ's minimum bid price listing requirement. Based upon NASDAQ's proposed changes, which still require SEC approval, we believe that we may have until approximately April 29, 2003 to regain compliance with the minimum bid price listing requirement. If we are unable to meet this minimum bid price listing requirement by April 29, 2003, we expect that we may have the option of transferring to the NASDAQ SmallCap Market. Based upon a separate NASDAQ proposal that also requires SEC approval, the NASDAQ SmallCap market would make available up to two additional 180 calendar day extended grace periods (ie. until approximately April 23, 2004) to meet the minimum $1.00 bid price requirement provided we are able to meet certain non-bid price related criteria. If we transfer to the NASDAQ SmallCap Market, we expect that we may be eligible to transfer back to the NASDAQ National Market if our bid price maintains the $1.00 per share requirement for 30 consecutive trading days and we have maintained compliance with all other continued listing requirements for the NASDAQ National Market.

         Should the SEC not approve the NASDAQ's proposals and/or should we receive a letter from NASDAQ informing us that we will be delisted due to noncompliance with the National Market's minimum bid price requirement, we believe we will have the opportunity to transfer to the NASDAQ Small Cap Market. From the date of receipt of such a NASDAQ delisting letter, we believe we would have 90 days to attempt to regain compliance while trading on the NASDAQ SmallCap Market. In addition, we expect that we may also be eligible for an additional 180 calendar day grace period on the NASDAQ SmallCap Market provided that we meet the other non-bid price related listing criteria.

         There can be no assurance that the SEC will approve NASDAQ's proposals, that we will comply with other non-bid price related listing criteria or that our common stock will remain eligible for trading on the NASDAQ National Market or the NASDAQ SmallCap Market. If our stock were delisted, the ability of our stockholders to sell any of our common stock at all would be severely, if not completely, limited.

We expect the market price of our common stock to be volatile.

         The market price of our common stock has experienced significant swings in price over short periods of time. We believe that factors such as announcements of developments related to our business, fluctuations in our operating results, failure to meet securities analysts' expectations, our ability to remain an active listing on the NASDAQ National Market or NASDAQ Small Cap Market, general conditions in the software and high technology industries and the worldwide economy, announcements of technological innovations, new systems or product enhancements by us or our competitors, acquisitions, changes in governmental regulations, developments in patents or other intellectual property rights and changes in our relationships with customers and suppliers could cause the price of our common stock to continue to fluctuate substantially. Historically, there has been a relatively small number of buyers and sellers of our common stock and trading volume of our common stock is relatively low in comparison to many companies listed on the NASDAQ National Market and other well-known stock exchanges. This low trading volume contributes to the volatility of our stock. In addition, in recent years the stock market in general, and the market for small capitalization and high technology stocks in particular, has experienced extreme price fluctuations. Any of these factors could adversely affect the market price of our common stock.

Our revenues may be harmed if general economic conditions do not improve.

         Our revenues are dependent on the health of the economy (in particular, the robustness of information technology spending) and the growth of our customers and potential future customers. The economic environment has not been conducive to companies involved in information technology infrastructure for several quarters. In addition, looming conflicts with countries such as Iraq and North Korea create a great deal of uncertainty for businesses and this uncertainty generally results in businesses delaying investments in such areas as information technology. If the economic trend continues, our customers and potential customers may continue to delay or reduce their spending on our software and service solutions. When economic conditions for information technology products weaken, sales cycles for sales of software products and related services tend to lengthen and companies' information technology and business unit budgets tend to be reduced. We believe that global economic conditions have become progressively weaker over the past 24 months and believe that this has contributed to our decline in revenues for our current year periods in comparison to our prior year periods. If global economic conditions continue to weaken or if looming conflicts continue or worsen, our revenues could continue to suffer and our stock price could decline further.

Our restructuring efforts may not result in the intended benefits. We may be required to record additional restructuring charges and this may adversely affect the morale and performance of our personnel we wish to retain and may also adversely affect our ability to hire new personnel.

         During the past several quarters, including the quarter ended December 31, 2002, we took steps to better align the resources required to operate efficiently in the prevailing market. Through these steps, we reduced our headcount and incurred charges for employee severance, excess facility capacity and excess equipment. While we believe that these steps help us achieve greater operating efficiency, we have limited history with such measures and the results of these measures are less than predictable. The Company monitors its expenses closely and benchmarks its expenses against expected revenues. Should the Company's revenues not meet internal or external expectations or other circumstances arise that require the Company to better align resources required to operate efficiently in the prevailing market, additional restructuring efforts may be required. We believe workforce reductions, management changes and facility consolidation create anxiety and uncertainty and may adversely affect employee morale. These measures could adversely affect our employees that we wish to retain and may also adversely affect our ability to hire new personnel. They may also affect customers and/or vendors, which could harm our ability to operate as intended and which would harm our business.

         As we have better aligned our resources over the past several quarters, we have consolidated our company's operations into facility space that is less than our current facility commitment, resulting in excess operating lease capacity. During the quarter ended December 31, 2002, we adopted the Financial Accounting Standards Board's Statement No. 146, "Accounting for Costs Associated with Exit and Disposal Activities" ("FAS 146"). We expect to further consolidate our space in March 2003 and to record a charge of approximately $1,882,000 as FAS 146 requires us to record a charge for excess space as of the date we cease to use the space. Subsequent to this expected consolidation, should we continue to have excess operating lease capacity and we are unable to find a sub lessee at a rate equivalent to our operating lease rate, we would be required to record additional charges for the rental payments that we owe to our landlord relating to any excess facility capacity, which would harm our operating results. Our management reviews our facility requirements and assesses whether any excess capacity exists as part of our on-going financial processes.

The prices we charge for our products and services may decrease or our pricing assumptions may be incorrect, either of which may impact our ability to develop a sustainable business.

         The prices we charge for our products and services may decrease as a result of competitive pricing pressures, promotional programs and customers who negotiate price reductions. For example, we recently reduce the list price of our VideoLogger product, one of our key platform products, in order to better compete in the marketplace. In addition, some of our competitors have provided their services without charge in order to gain market share or new customers and key accounts. The prices at which we sell and license our products and services to our customers depend on many factors, including:

         o        purchase volumes;

         o        competitive pricing;

         o        the specific requirements of the order;

         o        the duration of the licensing arrangement; and

         o        the level of sales and service support.

         Our applications products are intended to increase both our revenues and the average size of our customers' orders. These products have pricing models based upon a number of assumptions about the market for our products. If our assumptions are incorrect or our pricing does not work as intended, we may not be able to increase the average size of our customer orders or reduce the costs of selling and marketing for our products and, therefore, we may not be able to develop a profitable and sustainable business.

         Our sales and marketing costs are a high percentage of the revenues from our orders, due partly to the expense of developing leads and relatively long sales cycles involved in selling products that are not yet considered "mainstream" technology investments. For the three and nine months ended December 31, 2002, our sales and marketing expenses totaled 71% and 93% of our total revenues, respectively.

Our service revenues have substantially lower gross profit margins than our license revenues, and an increase in service revenues relative to license revenues could harm our gross margins.

         Our service revenues, which include fees for our application services as well as professional services such as consulting, implementation, maintenance and training, were 60% and 53% of our total revenues for the three and nine months ended December 31, 2002, respectively, and were 69% and 52% of our total revenues for the three and nine months ended December 31, 2001, respectively. Our service revenues have substantially lower gross profit margins than our license revenues. Our cost of service revenues for the three and nine months ended December 31, 2002 were 55% and 64%, respectively, of service revenues and for the three and nine months ended December 31, 2001 were 64% and 100%, respectively, of service revenues. An increase in the percentage of total revenues represented by service revenues could adversely affect our overall gross profit margins.

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

         More recently, we have experienced an increase in the percentage of license customers requesting professional services, which will also impact the relative amount of service revenues as compared to license revenues. We expect that the amount and profitability of our professional services will depend in large part on:

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

         We may also be required to create additional performance and retention incentives in order to retain our employees including the granting of additional stock options to employees at or below current prices or issuing incentive cash bonuses. Such incentives may either dilute our existing stockholder base or result in unforeseen operating expenses, which may cause our stock price to fall. For example, in February 2002, we introduced a Voluntary Stock Option Cancellation and Re-grant Program in which a number of our employees cancelled stock options that had significantly higher exercise prices in comparison to where our common stock price currently trades. These employees received 2,538,250 shares at $0.59 per share in August 2002. This may cause dilution to our existing stockholder base, which may cause our stock price to fall.

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

Recently enacted and proposed changes in securities laws and regulations will increase our costs.

         The Sarbanes-Oxley Act ("the Act") of 2002 that became law in July 2002 requires changes in some of our corporate governance and securities disclosure and/or compliance practices. The Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and the NASDAQ National Market has proposed revisions to its requirements for companies like Virage that are listed on NASDAQ. We believe these developments will increase our legal and accounting compliance costs. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot reliably estimate the timing or magnitude of additional costs we will incur as a result of the Act or other, related legislation.

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

         The worldwide socio-political environment has changed dramatically since September 11, 2001 and potential looming conflicts with countries such as Iraq and North Korea create a great deal of global uncertainty. Our customers, potential customers and vendors are located worldwide and generally within major international metropolitan areas. In addition, the significant majority of our operations are conducted at offices within a 60-mile radius of the major metropolitan cities of San Francisco, New York City, Boston and London. Our business also requires that certain personnel, including our officers, travel in order to perform their jobs appropriately. A terrorist attack or military conflict could reduce our ability to travel or could limit our ability to enter foreign countries, either of which would diminish our effectiveness in closing international customer opportunities. Should a major catastrophe occur within the vicinity of any of our operations, our customers' and/or potential customers' operations and/or vendors' operations, our operations may be adversely impacted and our business may be harmed.

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

         o compliance with multiple, conflicting and changing governmental laws and regulations, including changes in regulatory requirements that may limit our ability to enter or sell our products and services in particular countries;

         o import and export restrictions, tariffs and greater difficulty in collecting accounts receivable; and

         o foreign currency-related risks if a significant portion of our revenues become denominated in foreign currencies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         At December 31, 2002, the Company's cash and cash equivalents consisted primarily of bank deposits and money market funds. The Company's short-term investments consisted of commercial paper, municipal bonds, and federal agency and related securities. The Company did not hold any derivative financial instruments. The Company's interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.


Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         Within 90 days prior to the filing date of this Quarterly Report on Form 10-Q (the "Evaluation Date"), we evaluated, under the supervision of our chief executive officer and our acting chief financial officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and acting chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

         Our review of our internal controls was made within the context of the relevant professional auditing standards defining "internal controls," "significant deficiencies," and "material weaknesses." "Internal controls" are processes designed to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles. "Significant deficiencies" are referred to as "reportable conditions," or control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. As part of our internal controls procedures, we also address other, less significant control matters that we or our auditors identify, and we determine what revision or improvement to make, if any, in accordance with our on-going procedures.

         Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

         We are aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, we (and the other issuer defendants) filed a motion to dismiss. This motion was heard on November 1, 2002. We believe that the allegations against our officers and us are without merit, and we intend to contest them vigorously.

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

         On January 30, 2003, NASDAQ submitted a proposal to the U.S. Securities and Exchange Commission ("SEC") to extend its pilot program governing bid price rules for all companies listed on the NASDAQ National Market and also proposed additional bid price rules for all companies listed on the NASDAQ SmallCap Market. Under the National Market proposal, NASDAQ will extend the bid price grace period of its pilot program for all National Market issuers from 90 calendar days to 180 calendar days. In addition, the NASDAQ Small Cap Market has proposed to increase its pilot program by an additional 180 day grace period to gain compliance with the minimum bid price listing requirement (provided that certain other non-bid price related criteria are met by the registrant). The SEC must approve all of the NASDAQ's proposals prior to the proposals becoming effective.

         We received a NASDAQ letter on October 31, 2002 that we were not in compliance with the NASDAQ's minimum bid price listing requirement. Based upon NASDAQ's proposed changes, which still require SEC approval, we believe that we may have until approximately April 29, 2003 to regain compliance with the minimum bid price listing requirement. If we are unable to meet this minimum bid price listing requirement by April 29, 2003, we expect that we may have the option of transferring to the NASDAQ SmallCap Market. Based upon a separate NASDAQ proposal that also requires SEC approval, the NASDAQ SmallCap market would make available up to two additional 180 calendar day extended grace periods (ie. until approximately April 23, 2004) to meet the minimum $1.00 bid price requirement provided we are able to meet certain non-bid price related criteria. If we transfer to the NASDAQ SmallCap Market, we expect that we may be eligible to transfer back to the NASDAQ National Market if our bid price maintains the $1.00 per share requirement for 30 consecutive trading days and we have maintained compliance with all other continued listing requirements for the NASDAQ National Market.

         Should the SEC not approve the NASDAQ's proposals and/or should we receive a letter from NASDAQ informing us that we will be delisted due to noncompliance with the National Market's minimum bid price requirement, we believe we will have the opportunity to transfer to the NASDAQ Small Cap Market. From the date of receipt of such a NASDAQ delisting letter, we believe we would have 90 days to attempt to regain compliance while trading on the NASDAQ SmallCap Market. In addition, we expect that we may also be eligible for an additional 180 calendar day grace period on the NASDAQ SmallCap Market provided that we meet the other non-bid price related listing criteria.

         There can be no assurance that the SEC will approve NASDAQ's proposals, that we will comply with other non-bid price related listing criteria or that our common stock will remain eligible for trading on the NASDAQ National Market or the NASDAQ SmallCap Market. If our stock were delisted, the ability of our stockholders to sell any of our common stock at all would be severely, if not completely, limited.

Item 6. Exhibits and Report on Form 8-K.

         (a)      Exhibits

         Exhibit 4.6 Warrant to Purchase Common Stock Between Registrant and JRT Investment Company, a limited partnership wholly owned by the Jim Joseph Revocable Trust, dated December 23, 2002.

         Exhibit 10.14 Amendment to Office Lease, Dated December 23, 2002, between 411 Borel LLC and Registrant.

         Exhibit 99.1      Certification Pursuant to 18 U.S.C. Section 1350

         (b)      Reports on Form 8-K

                  None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          VIRAGE, INC.

Date: February 14, 2003                   By: /s/ Scott Gawel
                                              ----------------------------------
                                              Scott Gawel
                                              Vice President, Finance &
                                              Acting Chief Financial Officer
                                              (Duly Authorized Officer and
                                              Principal Financial Officer)

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


Date: February 14, 2003
                                           /s/ Paul G. Lego
                                           -----------------------------------
                                           Paul G. Lego
                                           President & Chief Executive Officer

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


Date: February 14, 2003
                                               /s/ Scott Gawel
                                               -------------------------------
                                               Scott Gawel
                                               Vice President, Finance &
                                               Acting Chief Financial Officer