Form 10-K
period 2003-03-31
VIRAGE INC
filed 2003-06-16
CIK 1101147

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-K
                                    ---------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-30903
                         -------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ] Yes [ X ] No

As of June 16, 2003, there were approximately 21,237,000 shares of the registrant's Common Stock outstanding. The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on September 30, 2002 as reported on the Nasdaq National Market was approximately $9,716,000. Shares of Common Stock held by each current executive officer and director have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not a conclusive determination for other purposes.

                       Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the registrant's 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of registrant's fiscal year ended March 31, 2003.

                                  VIRAGE, INC.

                                      INDEX

                                                                                                         PAGE
PART I

Item 1.        Business...................................................................................1

Item 2.        Properties................................................................................19

Item 3.        Legal Proceedings.........................................................................20

Item 4.        Submission of Matters to a Vote of Security Holders.......................................20

PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters.....................22

Item 6.        Selected Consolidated Financial Data......................................................24

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of
                    Operations...........................................................................25

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk................................41

Item 8.        Financial Statements and Supplementary Data...............................................42

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial
                    Disclosure...........................................................................71

PART III

Item 10.       Directors and Executive Officers of the Registrant........................................71

Item 11.       Executive Compensation....................................................................71

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related
                    Stockholder Matters..................................................................71

Item 13.       Certain Relationships and Related Transactions............................................71

Item 14.       Controls and Procedures...................................................................71

PART IV

Item 15.       Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................73

               Signatures................................................................................74

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

Item 1. Business

Overview

     Virage, Inc. is a provider of video and rich media communication software products, professional services and application services. We sell these products and services to corporations, media and entertainment companies, government agencies, and universities worldwide.

     Our application products became an increasingly significant part of our revenues during our fiscal year ended March 31, 2003, following their introduction to the marketplace late in our fiscal year ended March 31, 2002. Our strongest performing application product was VS Webcasting(TM), which allows corporations to schedule and manage live webcast events and then easily turn each into a searchable, on-demand presentation. Our other application products include VS Publishing(TM), a complete workflow solution that allows media and entertainment companies and others with branded content to turn their content into compelling, rich media programming for the Internet or corporate intranet; and VS Production(TM), an integrated software solution that automates a customer's video production process from acquisition to distribution.

     All of our application products are built around, and work in conjunction with, certain of our platform products, which provide much of the underlying technology and core functionality. More specifically, our platform products provide the video encoding, indexing and content management capabilities that are shared by each of our application products. In addition to providing core functionality to our application products, our platform products are marketed and sold as stand-alone products. Historically, these products have represented the majority of our revenues. Our platform products include our SmartEncode(TM) products, which encode and index video within a single automated process, and our server products, which provide basic content management capabilities for video and rich media.

     Owners of rich media content can leverage our technology and know-how either by licensing our products and engaging our professional services or by employing our application services to outsource their needs.

     We are based in San Mateo, California. We were founded in April 1994 and incorporated in Delaware in March 1995. In this report, "Virage," "the Company," "our," "us," "we" and similar expressions refer to Virage, Inc. Our principal executive offices are located at 411 Borel Avenue, 100 South, San Mateo, California 94402 and our telephone number is (650) 573-3210.

Business Background and Strategy

     Our application products became an increasingly significant part of our total revenues during our fiscal year ended March 31, 2003. We first introduced these products late in our fiscal year ended March 31, 2002 in order to expand the market for our technology and to provide customers with complete software solutions. Our application products are designed to work "out-of-the-box" for a specific video or rich media workflow, such as training, communications, Internet and intranet publishing, or video production. Our development efforts for these application products focus on functions, features, and intuitive user interfaces that allow our customers to implement the intended workflow quickly and easily. Our application products include VS Webcasting, VS Publishing and VS Production.

     Our application products are marketed directly to users such as executives and managers in sales, marketing, communication and training positions, in addition to information technology executives. For example, we market our VS Webcasting product to sales and marketing executives to assist with new product introductions and sales training. The VS Webcasting product can be used for a live event transmission to a widely distributed field sales team, and also can provide an on-demand playback capability for later viewing or review. An investment in VS Webcasting can thus save travel time and costs, and allow a sales representative to review materials or topics of interest whenever more information is required. We market and sell our application products by demonstrating both cost savings and productivity increases for the users, thus establishing a quantifiable return on our customer's investment.

     We were able to demonstrate this return on investment for our application products to a number of corporate enterprise customers during our fiscal year ended March 31, 2003, particularly our VS Webcasting product for which demand was strongest. As a result, corporate enterprise customers accounted for the greatest percentage of our total revenues of any of our targeted marketplaces. This was a measurable shift in the results of our business as, historically, customers within the media and entertainment marketplace purchased our platform products and contributed most significantly to our revenues.

     Our application products are designed to further our enterprise strategy and to provide enhanced solutions to customers in all of our target markets. In addition to licensing our products, we offer our customers the option of outsourcing their requirements to us by leveraging our application services offerings. We believe our application services offerings are an important, initially lower-cost, easily deployable alternative to licensing our products. These outsourced offerings are a fast and efficient way for a customer to obtain the functionality and value that our technology offers. As a key customer acquisition tool, our application services offerings enable our customers to choose either a longer-term application services contract or a licensed software solution that may be deployed by the customer in-house.

     In addition, we continue to derive a significant portion of our revenues from our platform products. Our platform products include our SmartEncode products, which encode and index video within a single automated process, and our server products, which enable the publishing and distribution of streaming video. Users of our platform products typically have some in-house video expertise or are willing to invest in consulting or other resources in order to use our platform as part of a video and rich media solution. During our fiscal year ended March 31, 2003, we experienced the strongest demand for our platform products from government customers, particularly defense and security agencies, who often purchased our platform products and engaged our professional services to build highly sophisticated computer systems, including video-monitoring systems. This demand by government customers for our platform products was offset by weakness from customers within the media and entertainment marketplace. Historically, media and entertainment companies purchasing our platform products have comprised a substantial portion of our total revenues. However, during our fiscal year ended March 31, 2003, we experienced a measurable decline in purchases from our media and entertainment customers. We believe this is primarily a function of unfavorable global macroeconomic conditions affecting a number of our potential customers in markets such as media and entertainment and resulting in weak demand for information technology products. We expect that a significant portion of our revenues will continue to be derived from our platform products. However, if demand for our platform products does not improve, particularly with respect to our media and entertainment customers, we may not be able to grow our revenues to levels required to develop a profitable and sustainable business.

     We actively market our products and services to new prospects as well as to our installed base of customers. We believe that successful development and marketing of our products is critical to increasing our future sales to a level required for profitability. We have focused our sales force on establishing new relationships and developing existing relationships by offering application services and other programs in order to demonstrate the value proposition that our products offer. In addition, we are working with strategic channel partners such as Sony, RealNetworks, and Sumitomo to extend our sales reach beyond our own sales force. There is no guarantee that our products will succeed in the marketplace or grow to levels required for profitability. If our products do not succeed, we may not be able to develop a profitable and sustainable business.

Products and Services

     We are a provider of video and rich media communication software products, professional services and application services. We sell these products and services to corporations, media and entertainment companies, government agencies, and universities worldwide.

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

VS Publishing

     VS Publishing is a complete workflow solution that allows media and entertainment companies and others with branded content to turn their content into compelling rich media programming for the Internet or corporate intranet. With VS Publishing, video can be processed, assembled, reviewed and published minutes after its creation. Whether content comes from an archive or direct from on-air production, VS Publishing streamlines the workflow to the Internet and lets content owners deliver video where and when it is most valuable to their viewers.

VS Production

     VS Production is an integrated software solution that automates the professional video production process from acquisition to distribution. By transforming video into a digital asset that is easy to manage, access, share and distribute, VS Production helps content owners streamline the process of producing high-quality video content for on-air, tape or digital distribution.

PLATFORM PRODUCTS

SMARTENCODE PRODUCTS

VideoLogger(R) and Media Analysis Plug-ins

     Our VideoLogger product indexes video while simultaneously encoding (or digitizing) the source video into multiple digital formats - all in real time. The resulting video index and digital video files are time synchronized, allowing the index data to reference particular moments in the video. The indexing process converts video into data that computers can recognize. The index, or video database, acts like an index found at the back of a book, allowing pinpoint access into video content. Indexing information can be derived from automated analysis of the video stream, from external sources of time-coded data, or from information entered by a user. Our customers can elect to leverage our media analysis plug-ins in order to automatically extract information such as a visual storyboard of scene changes, a transcription of spoken words (via speech recognition), audio classification, closed captioning or teletext, names of recognized faces and speakers, on-screen text, and time code. External sources of data could include an "edit decision list" from non-linear video editing software, a transcript of words spoken, or a real-time statistics feed from a sports stadium. User entered information can include clip titles, clip descriptions, categories, clip in and out points, event dates, and other custom descriptions. Once the index is produced, it can be integrated with a number of different back-end solutions, including the Virage Solution Server. The Virage SmartEncode process is available either through the latest release of the Virage VideoLogger product or in an outsourced fashion through our application services.

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

Virage ControlCenter(TM)

     The Virage ControlCenter product is a workflow application that remotely schedules, controls, and manages the SmartEncode process for multiple VideoLoggers from a central console. Capture of the source video signal is the starting point. Virage software can accept video from a multitude of analog or digital sources: camera, satellite feed, television, videotape, or digital file. Capture of multiple video feeds can be automated and managed centrally via ControlCenter for greater efficiency.

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

SERVER PRODUCTS

Virage Solution Server(TM)

     The Virage Solution Server provides a comprehensive platform for publishing, managing and distributing Virage-enabled content on the web. The Virage Solution Server hosts the video index generated by the SmartEncode process. It is designed for high performance and can scale to enterprise-wide and Internet-wide deployments. The Virage Solution Server content management capabilities include account setup, deleting or inserting video assets from the databases, editing existing video assets, and managing multiple video collections.

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

     Key features of the Virage Solution Server include:

     o Search: with Virage Solution Server, content owners can deliver video content to end-users through well-understood navigation paradigms. This allows users to quickly find the content of interest;
     o Dynamic Publishing: Virage Solution Server can automate the process of delivering video clips throughout a web site. Content can be automatically published based on its category or keywords.
     o Content Distribution Network Management: because many content owners use multiple content distribution networks (CDNs), the Virage Solution Server provides an abstraction layer to simplify content distribution;
     o Personalization: Virage Solution Server provides a range of capabilities that allow content owners to deploy personalized viewing experiences;
     o Syndication: Because Virage Solution Server separates the content database from the HTML templates, it allows a single content collection to be syndicated to multiple sites, each with a unique look and feel.

Virage Solution Server SDK

     The Virage Solution Server Software Developer Kit (SDK) allows developers and systems integrators to build custom applications on the Virage Solution Server to suit any publishing environment.

SERVICE OFFERINGS

Software installation and training

     Licensed software customers have the option to contract with Virage for generally basic software installation and training support. These services ensure that customers can begin to use Virage software as quickly as possible. These services are typically billed on an hourly or daily basis.

Development and implementation services

     Virage offers a variety of professional services aimed at helping customers to implement, integrate or customize our commercial software. The services typically consist of building custom web templates, implementing our products, building specialized plug-ins to our products and integrating our products with websites or existing customer infrastructure. We offer these services to customers regardless of whether they license software products, or opt for our application services. These services are typically billed on an hourly or daily basis, though in some cases we offer a fixed fee project based upon the size of the project.

Application services

     Our application services consist of SmartEncode services and application hosting services. These services allow customers to outsource their needs to Virage, in lieu of purchasing our software and installing and managing it themselves.

     Using our own SmartEncode products, we process content on behalf of customers from a variety of analog or digital sources. As part of the service, we produce multiple formats and bit rates of high quality encoded video files along with a rich video database. Our editorial services include custom headlines, descriptions, keywords, and other useful information added by our expert content editors to suit a customer's requirements. We can also transcribe content to produce an exact text of the speech. We typically bill for such services as a charge per hour of video processed depending upon the level of services required.

     Customers   interested  in  our  application  products  can  also  opt  for
Virage-hosted offerings. These services allow customers to access Virage software directly from a Virage datacenter. For example, some customers have chosen to deliver live or on-demand webcasts by leveraging our VS Webcasting software, hosted in a Virage datacenter.

     As part of most application service agreements, we provide daily, weekly, and monthly traffic reports to the content owner. We also provide a secure administration and publishing interface that provides our customers complete control of how and where their content gets published. We typically charge a fixed monthly minimum charge for our application hosting services that increases based upon accesses to our video database. Our data center provides fault-tolerant servers and 24-by-7 monitoring to ensure reliable and scalable hosting.

     We believe our application services offerings are an important, lower-cost, easily deployable alternative to demonstrate the functionality and value that our technology and services bring to the customer. We also believe that these service offerings will help us engage our customers in longer-term application services contracts for these solutions or in a comprehensive end-to-end software licensing sale.

Sales and Marketing

Sales and distribution strategy

     We sell our products and application services through a direct sales force and through indirect distribution channels. We currently target customers in several markets including corporate enterprises, media and entertainment companies, government entities and educational institutions. Our sales strategy is to pursue multiple opportunities for large-scale deployments within each customer account. We want to provide business users with a quick, reliable and scalable solution to their problems and afford them a definitive return on their investment.

     Through our direct sales force in Boston, Chicago, Houston, London, Los Angeles, Miami, New York, San Francisco, Singapore, Houston, and Washington D.C., we focus on larger customers in North America, Europe, Latin America, and Asia. In addition, our direct sales force manages local relationships with key resellers. Our indirect distribution channels include major high-technology industry vendors, domestic and international distributors, system integrators and value-added resellers. Together, these distributors and value-added resellers accounted for approximately 26% of total revenues for the year ended March 31, 2003. If we were to lose one of our channel partners or any of our channel partners were to delay or default on obligations under their contracts with us, our future operating results could be significantly harmed.

Marketing activities

     Since our inception, we have invested a substantial percentage of our revenues in a broad range of marketing activities to generate demand, gain corporate brand identity and educate the market about our products and services. These activities have focused primarily on direct marketing, direct mail and email, webinars, seminars, telemarketing, public relations, co-marketing and branding with our major customer accounts and strategic partners, targeted trade shows, conferences, speaking engagements, and product information through print collateral and our Internet site. In addition, we have an established developer relationship function to encourage independent software developers to develop products and solutions that are compatible with our products and technologies. Recently, we have decided to focus a large percentage of our marketing program spending on telemarketing campaigns. We have significantly reduced our spending budgets for trade shows and other areas in order to fund an increased investment in these campaigns. Should our recent focus on telemarketing campaigns fail to attract new customers, our revenues may be adversely impacted.

Customers

     Our customers represent large global enterprises, media and entertainment corporations, educational institutions and government entities. No customer accounted for more than 10% of our total revenues in either of the years ended March 31, 2003 or 2001. For the year ended March 31, 2002, one customer accounted for 14% of our total revenues.

     International revenues represented 25%, 24% and 29% of our total revenues during the years ended March 31, 2003, 2002 and 2001, respectively.

Research and Development

     We believe that our future success will depend in part on our ability to continue to develop new, and to enhance existing, products and services. Accordingly, we invest a significant amount of our resources in research and product development activities. Our research and development expenses totaled $9,248,000, $9,172,000, and $9,101,000 for the years ended March 31, 2003, 2002 and 2001, respectively. Our focus on application product development has increased the complexity and difficulty of our product development efforts. In particular, we now have several small application product development teams who must coordinate their efforts with each other and with our platform product development teams. Our ability to successfully manage product development in a more complex environment is important in our ability to execute our product plans, which we believe will help to improve our revenues.

Competition

     The digital media marketplace is new, rapidly evolving and intensely competitive. As more companies begin to leverage streaming video technologies, we expect competition to intensify. We currently compete directly with other providers in the market for web-based video solutions including Convera Corporation, Sonic Foundry, Inc. and Yahoo! Broadcast Solutions. We may also compete indirectly with larger system integrators who embed or integrate these directly competing technologies into their product offerings. It is possible that we may work with these same larger companies on one customer bid and compete with them on another. In the future, we may compete with other video services vendors as well as web conferencing vendors. In addition, we may compete with our current and potential customers who may develop software or perform application services internally.

     We believe we compete favorably with our competitors. However, the market for our products is relatively small today, and therefore even continued success against competitors does not guarantee that we can grow our business to profitable levels. Our ability to become a profitable and sustainable business is highly dependent on the growth of the Internet and intranet streaming video business.

Intellectual Property

     We depend on our ability to develop and maintain the proprietary aspects of our technology. To protect our proprietary technology, we rely primarily on a combination of patent, trademark and copyright laws, as well as confidentiality and license agreements with our employees and others. We actively seek patent protection for our intellectual property. We have filed 20 U.S. patent applications on our proprietary technology. Eight patents have been issued by the Patent and Trademark Office. Our remaining twelve patent applications are currently pending. In 2002, we renewed a five-year patent cross-licensing agreement with IBM. The terms of this agreement include our nonexclusive license of IBM's multimedia software patents in return for an annual fee and a license to IBM of all of our current patents as described above and any patents that may be issued to us in the future.

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

Employees

     As of March 31, 2003, we had 108 employees and 6 full-time contractors. Of our 114 total staff, 20 were employed in services, 41 were employed in engineering, 38 were employed in sales and marketing, and 15 were employed in general and administrative positions. None of our employees are subject to a collective bargaining agreement, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

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

     We have experienced operating losses in each quarterly and annual period since we were formed and we expect to incur significant losses in the future. As of March 31, 2003, we had an accumulated deficit of $107,044,000. We have made efforts to reduce our expenses over the past several quarters, but it is possible that we could incur increasing research and development, sales and marketing and general and administrative expenses at some point in the future. Our revenues have been relatively flat for the past four quarters and any inability to increase our revenues significantly in the future will result in continuing losses and a deteriorating cash position, which will harm our business. In addition, our cash, cash equivalent and short-term investment resources (collectively, "cash resources") totaled $16,317,000 as of March 31, 2003 and we used $14,510,000 in our operating activities during the year ended March 31, 2003. We anticipate that our operating activities will use a substantial portion of our remaining cash resources over the next 12 months. Absent a significant interim improvement in our operating results or a successful effort to raise additional capital, this will leave us with a deteriorated cash position in comparison to our cash position as of March 31, 2003 and this may affect our ability to transact future strategic operating and investing activities, which may harm our business and cause our stock price to fall. In addition, we may experience reluctance on the part of prospects to purchase from us if they believe our financial viability is in question. The current business environment is not conducive to raising additional financing. If we require additional financing, the terms of such financing may heavily dilute the ownership interests of current investors, and cause our stock price to fall significantly or we may not be able to secure financing upon acceptable terms at all. Accordingly, our stock price and business' viability is heavily dependent upon our ability to grow our revenues and manage our costs in order to preserve cash resources.

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

     We received a NASDAQ letter on May 1, 2003 that we were not in compliance with the NASDAQ's minimum bid price listing requirement and that we had seven calendar days to do one of the following:

     o Submit an application for transfer of our securities for trading to the NASDAQ SmallCap Market;
     o   Request a hearing to appeal the delisting notice; or
     o   Have our securities delisted from the NASDAQ National Market.

     We decided to initiate an appeal process with NASDAQ whereby we have requested an in-person hearing with NASDAQ regulators to present relevant measures the Company is taking in order to improve its operating results and, as a result, bolster its stock price to levels required by NASDAQ. Should NASDAQ dismiss our appeal, we believe we will submit an application for transfer to the NASDAQ SmallCap Market, where we believe we will have at least 180 days from the date of transfer to attempt to regain compliance with NASDAQ's listing requirements. If we transfer to the NASDAQ SmallCap Market, we may be eligible to transfer back to the NASDAQ National Market if our bid price maintains the $1.00 per share requirement for 30 consecutive trading days and we have maintained compliance with all other continued listing requirements for the NASDAQ National Market.

     There can be no assurance that the NASDAQ will approve our appeal, that we will comply with other non-bid price related listing criteria or that our common stock will remain eligible for trading on the NASDAQ National Market or the NASDAQ SmallCap Market. If our stock were delisted, the ability of our stockholders to sell any of our common stock at all would be severely, if not completely, limited.

Our revenues, cost of revenues, expense and cash balance/cash usage forecasts are based upon the best information we have available, but our operating results have historically been volatile and there are a number of risks that make it difficult for us to foresee or accurately evaluate factors that may impact our forecasts.

     Our quarterly and annual operating results have varied significantly in the past and are likely to vary significantly in the future. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of future performance. Our operating results have in past quarters fallen below securities analyst expectations and will likely fall below their expectations in some future quarter or quarters.

     We have limited visibility into future demand, and our limited operating history makes it difficult for us to foresee or accurately evaluate factors that may impact such future demand. Our visibility over our potential sales is typically limited to the current quarter and our visibility for even the current quarter is rather limited. In order to provide a revenue forecast for the current quarter, we must make assumptions about conversion of sales prospects into current quarter revenues. Such assumptions may be materially incorrect due to competition for the customer order, pricing pressures, sales execution issues, customer selection criteria or length of the customer selection cycle, the failure of sales contracts to meet our revenue recognition criteria, our inability to timely perform professional services, our inability to hire and retain qualified personnel, our inability to develop new markets domestically and internationally, the strength of information technology spending, and other factors that may be beyond our control. In addition, our application products are relatively early in their product life cycles and we cannot predict how the market for these products will develop. Our assumptions about conversion of potential application product sales and/or our potential platform product sales into current quarter revenues could be materially incorrect. We are reliant on third party resellers for a significant portion of our license revenues and we have limited visibility into the status of orders from these third parties.

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

     Our cost of sales and expense forecasts are based upon our budgets and spending forecasts for each area of the Company. Circumstances we may not foresee could increase cost and expense levels beyond the levels forecasted. Such circumstances may include competitive threats in our markets which we may need to address with additional sales and marketing expenses, severance for involuntary reductions in headcount should we determine cost cutting measures are necessary, write-downs of equipment and/or facilities in the event of unforeseen excess capacity, legal claims, employee turnover, additional royalty expenses should we lose a source of current technology, losses of key management personnel, unknown defects in our products, and other factors we cannot foresee. In addition, many expenditures are planned or committed in advance in anticipation of future revenues, and if our revenues in a particular quarter are lower than we anticipate, we may be unable to reduce spending in that quarter. As a result, any shortfall in revenues or a failure to improve gross profit margin would likely hurt our quarterly and/or annual operating results.

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

     Our sales contracts are typically based upon standard agreements that meet our revenue recognition policies. However, our future sales may include site licenses, professional services or other transactions with customers who may negotiate special terms and conditions that are not part of our standard sales contracts. In addition, customers may insist on an extended payment schedule or may delay payments to us, which may require us to recognize from sales to those customers' when amounts become due, rather than upon delivery of our software to the customer. If these special terms and conditions cause sales under these contracts to not qualify under our revenue recognition policies, we would defer revenues to future periods when all revenue recognition criteria are met, which may impair our revenues and operating results.

     In addition, customers that license our products may require consulting, implementation, maintenance and training services and obtain them from our internal professional services, customer support and training organizations. When we provide significant services in connection with a software license arrangement, our revenue recognition policy may require us to recognize the software license fee as the implementation services are performed. Customers may opt to defer the implementation of significant services, which will cause us to recognize revenues from the license as we perform the services or we may be required to defer revenues from the license until the completion of the services. Either of these scenarios may impair our revenues and operating results.

We have allocated significant product development, sales and marketing resources toward the deployment of our application products, we face a number of risks that may impede market acceptance of these products and such risks may ultimately prove our business model invalid, thereby hurting our financial results.

     We have invested significant resources into developing and marketing our application products and do not know whether our business model and strategy will be successful. The market for these products is in a relatively early stage and one of our key assumptions about the market is that digital video will continue to develop as a more relevant communication medium. We cannot predict how the market for our applications will develop, and part of our strategic challenge will be to convince enterprise customers of the productivity, improved communications, cost savings and other benefits of our application products. Our future revenues and revenue growth rates will depend in large part on our success in delivering these products effectively and creating market acceptance for these products. If we fail to do so, our products and services will not achieve widespread market acceptance, and we may not generate significant revenues to offset our development and sales and marketing costs, which will hurt our business. Additionally, our future success will continue to depend upon our ability to develop new products or product enhancements that address future needs of our target markets and to respond to these changing standards and practices.

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

The length of our sales and deployment cycle is uncertain, which may cause our revenues and operating results to vary significantly from quarter to quarter and year to year.

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

     Our application products are aimed toward a broadened business user base within our key markets. These products are relatively early in their product life cycles and we are relatively inexperienced with their sales cycle. We cannot predict how the market for our application products will develop and part of our strategic challenge will be to convince targeted users of the productivity, improved communications, cost savings and other benefits. Accordingly, it is likely that delays in our sales cycles with these application products will occur and this could cause significant variations in our operating results.

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

     Our revenues are dependent on the health of the economy (in particular, the robustness of information technology spending) and the growth of our customers and potential future customers. The economic environment has not been favorable to companies involved in information technology infrastructure for several quarters. In addition, potential conflicts with countries such as North Korea create a great deal of uncertainty for businesses and this uncertainty generally results in businesses delaying investments in such areas as information technology. If the economic trend continues, our customers and potential customers may continue to delay or reduce their spending on our software and service solutions. When economic conditions for information technology products weaken, sales cycles for sales of software products and related services tend to lengthen and companies' information technology and business unit budgets tend to be reduced. We believe that global economic conditions have become progressively weaker over the past 24 months and believe that this has contributed to our decline in revenues for our current year periods in comparison to our prior year periods. If global economic conditions continue to weaken or if potential conflicts continue or worsen, our revenues could continue to suffer and our stock price could decline further.

Our restructuring efforts may not result in the intended benefits. We may be required to record additional restructuring charges and this may adversely affect the morale and performance of our personnel we wish to retain and may also adversely affect our ability to hire new personnel.

     During the past several quarters, we took steps to better align the resources required to operate efficiently in the prevailing market. Through these steps, we reduced our headcount and incurred charges for employee severance, excess facility capacity and excess equipment. While we believe that these steps help us achieve greater operating efficiency, we have limited history with such measures and the results of these measures are less than predictable. We monitor our expenses closely and benchmark our expenses against expected revenues. Should our revenues not meet internal or external expectations or other circumstances arise that require us to better align resources required to operate efficiently in the prevailing market, additional restructuring efforts will be required. We believe workforce reductions, management changes and facility consolidation create anxiety and uncertainty and may adversely affect employee morale. These measures could adversely affect our employees that we wish to retain and may also adversely affect our ability to hire new personnel. They may also affect customers and/or vendors, which could harm our ability to operate as intended and which would harm our business.

     As we have better aligned our resources over the past several quarters, we have consolidated our operations into facility space that is less than our current facility commitment, resulting in excess operating lease capacity. During the year ended March 31, 2003, we adopted the Financial Accounting Standards Board's Statement No. 146, "Accounting for Costs Associated with Exit and Disposal Activities" ("FAS 146"). We consolidated our space in March 2003 and recorded charges related to our consolidation of approximately $2,239,000 as FAS 146 requires us to record a charge for excess space as of the date we cease to use the space. This charge was our best estimate based upon a number of assumptions and estimates that could prove inaccurate including length of period that it will take to sublease our excess space, assumed sublease rate and other collateral we expect to forfeit to our landlord upon commencement of a sublease. In addition, should we continue to have excess operating lease capacity and we are unable to find a sublessee at a rate equivalent to our operating lease rate, we would be required to record additional charges for the rental payments that we owe to our landlord relating to any excess facility capacity, which would harm our operating results. Our management reviews our facility requirements and assesses whether any excess capacity exists as part of our on-going financial processes.

We have experienced rapid growth followed by substantial downsizing and we may encounter difficulties in managing these size changes, which could adversely impact our results of operations

     We have experienced a period of rapid growth in our business and related expenses, followed by a period of rapid and substantial downsizing of our workforce and related expenses. These periods have placed a serious strain on our managerial, administrative and financial personnel and our internal infrastructure. To manage the changes these periods of expansion and contraction of our business and personnel have brought to our operations and personnel, we will be required to continue to improve existing and implement new operational, financial and management controls, reporting systems and procedures. We may not be able to install adequate management information and control systems in an efficient and timely manner and our current or planned personnel systems, procedures and controls may not be adequate to support our future operations. If we are unable to manage further growth or reductions effectively, we may not be able to capitalize on attractive business opportunities.

The prices we charge for our products and services may decrease or our pricing assumptions may be incorrect, either of which may impact our ability to develop a sustainable business.

     The prices we charge for our products and services may decrease as a result of competitive pricing pressures, promotional programs and customers who negotiate price reductions. For example, we recently reduced the list price of our VideoLogger product, one of our key platform products, in order to better compete in the marketplace. In addition, some of our competitors have provided their services without charge in order to gain market share or new customers and key accounts. The prices at which we sell and license our products and services to our customers depend on many factors, including:

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

     Our sales and marketing costs are a high percentage of the revenues from our orders, due partly to the expense of developing leads and relatively long sales cycles involved in selling products that are not yet considered "mainstream" technology investments. For the years ended March 31, 2003, 2002 and 2001, sales and marketing expenses were 91%, 103%, and 150% of our total revenues, respectively.

Our service revenues have substantially lower gross profit margins than our license revenues, and an increase in service revenues relative to license revenues could harm our gross margins.

     Our service revenues, which include fees for our application services as well as professional services such as consulting, implementation, maintenance and training, were 53%, 56% and 46% of our total revenues for the years ended March 31, 2003, 2002 and 2001, respectively. Our service revenues have substantially lower gross profit margins than our license revenues. Our cost of service revenues for the years ended March 31, 2003, 2002 and 2001 were 67%, 94% and 144% of service revenues, respectively. An increase in the percentage of total revenues represented by service revenues could adversely affect our overall gross profit margins.

     Service revenues as a percentage of total revenues and cost of service revenues as a percentage of total revenues have varied significantly from quarter to quarter due to our relatively early stage of development. Recently, we have experienced an increase in the percentage of license customers requesting professional services. We expect that the amount and profitability of our professional services will depend in large part on:

     o   the software solution that has been licensed;
     o   the complexity of the customers' information technology environments;
     o   the resources directed by customers to their implementation projects;
     o   the size and complexity of customer implementations; and
     o the extent to which outside consulting organizations provide services directly to customers.

     The relative amount of service revenues as compared to license revenues has also varied based on customer demand for our application services. Our application services require a relatively fixed level of investment in staff, facilities and equipment. In the past, we have operated our application service business at a loss due to fixed investments that exceeded actual levels of revenues realized. We have reduced the application service fixed investments over the past year. However, there is no assurance that the current level of application service revenues will continue to allow us to recover our fixed costs and make a positive gross profit margin.

     Service revenues from contracts with federal government agencies comprised 10% of total service revenues during the year ended March 31, 2003 (less than 10% for the years ended March 31, 2002 and 2001). Service revenues from contracts with federal government agencies comprised less than 10% of total revenues in each of the years ended March 31, 2003, 2002, and 2001. Contract costs for service revenues to federal government agencies, including indirect expenses, are subject to audit and subsequent adjustment by negotiation between U.S. Government representatives and us. Service revenues are recorded in amounts expected to be realized upon final settlement and in accordance with our revenue recognition policies. While historically we have had no adverse impact related to our revenues from such an audit and believes that the results of any future audit will have no material effect on our financial position or results of operations, there can be no assurance that no adjustment will be made and that, if made, such adjustment will not have a material effect on our financial position or results of operations (including our gross profit margin).

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

If requirements relating to accounting treatment for employee stock options are changed, we may be forced to change our business practices.

     We currently account for the issuance of stock options under follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." If proposals currently under consideration by administrative and governmental authorities are adopted, we may be required to treat the value of the stock options granted to employees as compensation expense. Such a change could have a negative effect on our earnings. In response to a requirement to expense the value of stock options, we could decide to decrease the number of employee stock options granted to our employees. Such a reduction could affect our ability to retain existing employees and attract qualified candidates, and increase the cash compensation we would have to pay to them.

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

     The worldwide socio-political environment has changed dramatically since September 11, 2001 and potential conflicts with countries such as North Korea create a great deal of global uncertainty. Our customers, potential customers and vendors are located worldwide and generally within major international metropolitan areas. In addition, the significant majority of our operations are conducted at offices within a 60-mile radius of the major metropolitan cities of San Francisco, New York City, Boston and London. Our business also requires that certain personnel, including our officers, travel in order to perform their jobs appropriately. A terrorist attack or military conflict or adverse biological event (such as the recent outbreak of SARS globally, and in particular, in Asia and Canada) could reduce our ability to travel or could limit our ability to enter foreign countries, either of which would diminish our effectiveness in closing international customer opportunities. Should a major catastrophe occur within the vicinity of any of our operations, our customers' and/or potential customers' operations and/or vendors' operations, our operations may be adversely impacted and our business may be harmed.

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

     We have communications hardware and computer hardware operations located at third party facilities in Santa Clara, California and Palo Alto, California. We do not have complete backup systems for these operations. A problem with, or failure of, our communications hardware or operations could result in interruptions or increases in response times on the Internet sites of our customers. Furthermore, if these third party partners fail to adequately maintain or operate our communications hardware or do not perform our computer hardware operations adequately, our services to our customers may not be available. We have experienced system failures in the past. Any disruptions could damage our reputation, reduce our revenues or otherwise harm our business. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

Defects in our software products or services could diminish demand for our products or could subject us to liability claims and negative publicity if our customers' systems, information or video content is damaged through the use of our products and/or our application services.

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

Item 2.  Properties

     We currently lease approximately 48,000 square feet of our facility in San Mateo, California for our principal administrative, research and development, sales, services and marketing activities. This lease expires in September 2006. In addition, we lease a property in New York City for services and sales under a lease that expires in March 2005, a property near Boston, Massachusetts where the Company performs research and development under a lease that expires in July 2003, a property near Chicago where the Company performs sales and marketing activities that expires in September 2003 and a property near London, England where the Company performs sales, services, and marketing activities and that expires in June 2003.

     In March 2003, we consolidated our employees at our San Mateo headquarters, leaving approximately 24,000 square feet available for potential sublease. Our lease for this excess property expires in September 2006. See Note 2 of Notes to Consolidated Financial Statements for information regarding our lease obligations.

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

     We are aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, we (and the other issuer defendants) filed a motion to dismiss. On February 19, 2003, the Court issued a ruling on the motions. The Court denied the motions to dismiss the claims under the Securities Act of 1933. The Court granted the motions to dismiss the claims under the Securities Exchange Act of 1934 with prejudice. We believe we have meritorious defenses to these claims and intend to defend against them vigorously.

     From time to time, we may become involved in litigation claims arising from its ordinary course of business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended March 31, 2003.

Executive Officers of the Registrant

     The following table sets forth certain information regarding our executive officers as of June 10, 2003:

                   Name                        Age                         Position
                   ----                        ---                         --------
Paul G. Lego.............................      44      President, Chief Executive Officer and Chairman of
                                                       the Board of Directors
Scott C. Gawel...........................      32      Vice President, Finance and Acting Chief
                                                       Financial Officer
Stanford S. Au...........................      43      Vice President, Engineering
David J. Girouard........................      37      Senior Vice President, Marketing and Corporate
                                                       Strategy
Michael H. Lock..........................      40      Senior Vice President, Worldwide Sales
Frank H. Pao.............................      34      Vice President, Business Affairs

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

     Scott C. Gawel has served as our vice president, finance and acting chief financial officer since August 2002. Mr. Gawel joined Virage as the Company's senior director of finance and corporate controller in January 2000. Prior to joining Virage, Mr. Gawel worked with a wide array of high technology companies while holding various staff and managerial positions within Ernst & Young's Silicon Valley practice, most recently as an audit manager. Mr. Gawel is a certified public accountant in the state of California and holds a B.S. in Economics with honors from California Polytechnic State University, San Luis Obispo.

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

                                     PART II

Item 5 Market for Registrant's Common Equity and Related Stockholder Matters

    (a) Our stock is currently traded on the NASDAQ National Market under the symbol "VRGE". The bid price for our common stock has been under $1.00 per share for over 30 consecutive trading days. Under NASDAQ's listing maintenance standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, NASDAQ may choose to notify us that it may delist our common stock from the NASDAQ National Market.

        We received a NASDAQ letter on May 1, 2003 that we were not in compliance with the NASDAQ's minimum bid price listing requirement and that we had seven calendar days to do one of the following:

            o Submit an application to transfer our securities for to the NASDAQ SmallCap Market;

            o  Request a hearing to appeal the delisting notice; or

            o  Have our securities delisted from the NASDAQ National Market.

        We initiated an appeal process with NASDAQ whereby we have requested an in-person hearing with NASDAQ regulators to present relevant measures the Company is taking in order to improve its operating results and, as a result, bolster its stock price to levels required by NASDAQ. Should NASDAQ dismiss our appeal, we believe we will submit an application for transfer to the NASDAQ SmallCap Market, where we believe we will have at least 180 days from the date of transfer to attempt to regain compliance with NASDAQ's listing requirements. If we transfer to the NASDAQ SmallCap Market, we may be eligible to transfer back to the NASDAQ National Market if our bid price maintains the $1.00 per share requirement for 30 consecutive trading days and we have maintained compliance with all other continued listing requirements for the NASDAQ National Market.

        There can be no assurance that the NASDAQ will approve our appeal, that we will comply with other non-bid price related listing criteria or that our common stock will remain eligible for trading on the NASDAQ National Market or the NASDAQ SmallCap Market. If our stock were delisted, the ability of our stockholders to sell any of our common stock at all would be severely, if not completely, limited.

        The following high and low closing sales prices were reported by NASDAQ in each period indicated:

                                                                   High                      Low
                                                                   ----                      ---
        Year Ended March 31, 2003
        -------------------------
             Fourth quarter..........................             $ 0.85                   $ 0.56
             Third quarter...........................             $ 0.98                   $ 0.50
             Second quarter..........................             $ 1.20                   $ 0.50
             First quarter...........................             $ 2.60                   $ 0.75
        Year Ended March 31, 2002
        -------------------------
             Fourth quarter..........................             $ 3.56                   $ 2.00
             Third quarter...........................             $ 3.47                   $ 1.61
             Second quarter..........................             $ 4.15                   $ 1.65
             First quarter...........................             $ 5.90                   $ 1.81

        The reported last sale price of our common stock on the Nasdaq National Market on June 9, 2003 was $0.98. The approximate number of holders of record of the shares of our common stock was 220 as of June 9, 2003. This number does not include stockholders whose shares are held in trust by other entities. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

        We have not paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

        Equity Compensation Plans

        At March 31, 2003, common stock reserved for future issuance was as follows:


                                                        Number of Securities
                                                         to be Issued upon
                                                            Exercise of           Weighted-      Shares
                                                        Outstanding Options,       Average     Available
                                                        Warrants and Rights    Exercise Price  for Grant
                                                        -------------------    --------------  ---------
         Equity compensation plans approved
          by stockholders ............................         6,866,805        $       1.96    2,832,050
         Equity compensation plans not approved
          by stockholders ............................         1,200,020        $       2.17       99,980
                                                           -------------                      -----------
            Total.....................................         8,066,825        $       1.99    2,932,030
                                                           =============        ============  ===========



        Included  in  the  2,832,050  shares  available  for  grant  for  equity
        compensation   plans  approved  by  stockholders  are  1,401,184  shares
        reserved pursuant to the Company's Employee Stock Purchase Plan.

    (b) There has been no change to the disclosure contained in our report on Form 10-Q for the nine months ended December 31, 2002 regarding the use of proceeds generated by our initial public offering.

Item 6.  Selected Consolidated Financial Data

                      SELECTED CONSOLIDATED FINANCIAL DATA

     You should read the selected consolidated financial data set forth below in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the Notes thereto included elsewhere in this annual report. Historical results are not necessarily indicative of results that may be expected for any future period. Certain prior year balances have been reclassified to conform with current year presentation.

                                                                  Fiscal Years Ended
                                                                       March 31,
                                                ------------------------------------------------------
                                                  2003       2002        2001         2000      1999
                                                --------  ---------- ----------  ---------- ----------
                                                        (in thousands, except per share data)
     Consolidated Statements of Operations Data:
     Revenues:
       License revenues........................$  6,029   $ 7,414    $   6,161    $  4,188    $ 1,956
       Service revenues........................   6,900     9,331        5,240       1,373        253
       Other revenues..........................      --        --           --          --      1,141
                                               --------   -------    ---------    --------    -------
              Total revenues...................  12,929    16,745       11,401       5,561      3,350
     Cost of revenues:
       License revenues........................     738       705          723         870        397
       Service revenues........................   4,601     8,760        7,530       2,660        426
       Other revenues..........................      --        --           --          --        859
                                               --------   -------    ---------    --------    -------

              Total cost of revenues...........   5,339     9,465        8,253       3,530      1,682
                                               --------   -------    ---------    --------    -------
     Gross profit..............................   7,590     7,280        3,148       2,031      1,668
     Operating expenses:
       Research and development................   9,248     9,172        9,101       4,182      2,325
       Sales and marketing.....................  11,775    17,301       17,129       8,349      4,362
       General and administrative..............   3,935     4,985        5,298       2,653      1,273
       Stock-based compensation................   1,306     5,113        3,294       1,070         --
                                               --------   -------    ---------    --------    -------
              Total operating expenses.........  26,264    36,571       34,822      16,254      7,960
                                               --------   -------    ---------    --------    -------
     Loss from operations...................... (18,674)  (29,291)     (31,674)    (14,223)    (6,292)
     Interest and other income, net............     554     1,541        2,800         384        123
                                               --------   -------    ---------    --------    -------
     Loss before income taxes.................. (18,120)  (27,750)     (28,874)    (13,839)    (6,169)
     Provision for income taxes................      --        --           --         (36)        --
                                               --------   -------    ---------    ---------   -------
     Net loss.................................. (18,120)  (27,750)     (28,874)    (13,875)    (6,169)
     Series E convertible preferred stock
       dividend................................      --        --           --      (4,544)        --
                                               --------   -------    ---------    ---------   -------
     Net loss applicable to common
       stockholders.........................   $(18,120) $(27,750)   $ (28,874)   $(18,419)   $(6,169)
                                               ========  ========    =========    ========    =======
     Basic and diluted net loss per share
       applicable to common stockholders....   $  (0.87) $  (1.37)   $   (1.88)   $  (8.06)   $ (3.67)
                                               ========  ========    =========    ========    =======
     Shares used in computation of basic and
       diluted net loss per share applicable
       to common stockholders................    20,834    20,327       15,397       2,286      1,679

                                                                              March 31,
                                                       -------------------------------------------------------
                                                         2003       2002       2001       2000          1999
                                                       --------   --------  ---------  ----------     -------
                                                                             (in thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments...   $ 16,317  $ 30,694  $ 48,131   $  10,107   $   4,357
Working capital.....................................     11,061    24,077    40,588       8,101       3,879
Total assets........................................     22,318    39,552    60,206      18,872       6,605
Long-term obligations, net of current portion.......         --        --        --          83         241
Redeemable convertible preferred stock..............         --        --        --      36,995      17,936
Accumulated deficit.................................   (107,044)  (88,924)  (61,174)    (32,300)    (13,881)
Total stockholders' equity (net capital deficiency).   $ 13,701  $ 30,059  $ 49,706   $ (23,221)  $ (13,326)

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

Fiscal Year 2003 Overview

     Virage, Inc. is a provider of software products, professional services and application services that enable owners of rich media and video assets to more effectively communicate, manage, retrieve and distribute these rich media assets for improved productivity and communication. We sell to the corporate, media and entertainment, government and educational marketplaces.

Application Products

     During the past year, we continued to market and sell our new application products that we introduced late in our fiscal year ended March 31, 2002: VS Webcasting, VS Publishing, and VS Production. VS Webcasting allows corporations to schedule and manage live webcast events and then easily turn each into a searchable, on-demand event. VS Publishing is a complete workflow solution that allows media and entertainment companies to turn their content into compelling, rich media programming for the Internet. VS Production is an integrated software solution that automates a customer's video production process from acquisition to distribution.

     Though we have sold each of these products to date, our VS Webcasting product has received the greatest level of interest from its target markets. We have sold it into various enterprise environments, including financial institutions, high technology companies, and universities. The VS Publishing and VS Production products were released at a later date than VS Webcasting and, as a result, are newer in the marketplace. To date, VS Publishing and VS Production have been sold into a wide array of corporate and media and entertainment environments, but have not yet experienced the interest levels that our VS Webcasting product has. We may discover that the marketplace for a product is not as robust as we had expected. We monitor anticipated market demand and sales success for our products as we evaluate the allocation and prioritization of our resources amongst our various product lines. We may react to slack product demand by leaving the development of a product at an early stage or combining key features of one or more of our application products into a single product. This may impede market acceptance of any of our products and therefore hurt our financial results.

     Our strategy of introducing an application product suite has had an important impact on our business trends. First, our application products bring a more readily identifiable value proposition and quantifiable return-on-investment than our standard platform products. As a result, our application products command a higher price point with our customers and we are experiencing a gradual increase in our average license deal size. Historically, our average license deal size was in the range of $50,000 to $100,000 per customer. Because of our application products, we are now seeing an average deal size of over $100,000 per customer.

     Second, we are seeing a shift in the industry mix of our end users as more corporate enterprise customers are purchasing our products and as we experience weak sales to media and entertainment companies. Corporate customers accounted for 31% of total revenues during the year ended March 31, 2003 versus 24% of total revenues during the year ended March 31, 2002. Historically, the media and entertainment marketplace has been our strongest market. Media and entertainment customers declined from 44% of total revenues to 21% of total revenues during the years ended March 31, 2002 and 2003, respectively. We believe the reduction in revenues from media and entertainment customers during the year ended March 31, 2003 is primarily a function of unfavorable global macroeconomic conditions affecting a number of our potential customers and resulting in weak demand for information technology products. The corporate market is our primary target market, followed by government, education, and media and entertainment.

     We continue to believe that the success of our application products, particularly VS Webcasting, is critical to our future and have heavily invested our resources in the development, marketing, and sale of them. The market for our application products is in a relatively early stage. We cannot predict how much the market for our application products will develop, what our future average deal sizes will be, or whether our target industries will increasingly adopt our products, and part of our strategic challenge will be to convince customers of the productivity, communications, cost, and other benefits of these products. Our future revenues and revenue growth rates will depend in large part on our success in creating market acceptance for our application products.

U.S. Government Defense and Security Business

     As a result of an increased focus on national security due primarily to the September 2001 terrorist attacks and the war in Iraq, we saw higher demand from U.S. Government Defense and Security Agencies, either from direct arrangements or subcontracts with other U.S. Government contractors. We generally perform these services in conjunction with existing or potential software license sales. Our success is due, in large part, to the efforts of our Advanced Technology Group. During fiscal 2003, our Advanced Technology Group obtained over $1,000,000 in funds for sophisticated projects such as news monitoring and motion mining. This funding represents a 143% increase over the $422,000 in funding signed in fiscal 2002. Service revenues from these agencies represented 10% of total service revenues in the year ended March 31, 2003 (less than 10% for the years ended March 31, 2002 and 2001).

Operating Lease Amendment

     In December 2002, we amended our lease for our headquarters (the "Lease Amendment"). The Lease Amendment reduces, from December 2002 until December 2003, our rent rate to half of what the rent rate was under the original operating lease agreement. In December 2003, and on each annual anniversary thereafter through the Amendment's termination date of September 2006, our rent rate will be adjusted to fair market value as to be mutually determined between us and our landlord, subject to a minimum rate that is equivalent to the Lease Amendment's initial reduced rate discussed above (the "Minimum Rate").

     In addition we, and our landlord, will use best efforts to have the landlord lease, to a third party, certain space that we abandoned in March 2003. If the space is leased to a third party, the space will be excluded from the Lease Amendment as of the date an agreement for the third party lease is executed, subject to us guaranteeing our landlord the Minimum Rate for the leased space. This guarantee will continue for a minimum of 24 months after the date of execution for the leased space.

     Furthermore, if we are acquired by an unrelated entity, the acquirer may terminate the lease obligation for a termination fee equal to 67% of the total minimum monthly rent payable for the remaining term of the lease subsequent to such acquisition.

     In consideration for the above, we issued our landlord a warrant to purchase 200,000 shares of the Company's common stock at $0.57 per share. The fair value of this warrant was determined to be $86,000 and pro-rata amounts are being expensed over the earlier of the life of the operating lease (September
2006) and the date that we abandoned certain excess facilities (March 2003). In addition, we forfeited $1,250,000 of $2,000,000 of restricted cash used to collateralize a letter of credit. We also forgave approximately $240,000 of security deposits. The $2,000,000 of restricted cash and $240,000 of security deposits were classified as other assets on the Company's consolidated balance sheet at March 31, 2002.

     We are obligated to forfeit $750,000 of restricted cash, which collateralizes our obligation and is classified as other assets on our consolidated balance sheet, to our landlord if our landlord is able to lease our excess space. We estimate we will also incur approximately $359,000 of other collateral forfeitures relating to certain provisions set forth within the Lease Amendment.

     In addition, the landlord, under certain limited conditions and exceptions specified in the Lease Amendment, may have the option to extend the term of the Lease Amendment for an additional five (5) years, with the base rent for the renewal term based on fair market value.

     We are amortizing the payments and other collateral described above as rent expense over the life of the lease. In March 2003, we abandoned approximately half of our headquarters facility to facilitate the leasing of the excess space to a third party. As a result of this, we incurred charges of approximately $2,239,000 (including $89,000 of equipment write-downs) during the year ended March 31, 2003. The charges are related to the write-off of approximately half of the unamortized portion of payments and other collateral forfeiture described above and the accrual of approximately $1,026,000 relating to the expected leasing of the excess space to a third party at a rate that is below the Minimum Rate guarantee.

     We have made a number of assumptions, such as length of time required to engage a sublessee, and estimates, such as the assumed sublease rate, in deriving the accounting for our lease amendment and excess facility space. Our assumptions and estimates are based upon the best information that we have at the time any charges are derived. There are a number of external factors outside of our control that could materially change our assumptions and require us to record additional charges in future periods. We monitor all of these external factors and the impact on our assumptions and estimates as part of our on-going financial reporting processes.

Business Restructuring Charges

     During the year ended March 31, 2003, we implemented additional restructuring programs to better align operating expenses with anticipated revenues. We recorded a $3,215,000 restructuring charge, which consisted of $2,150,000 of excess facility charges (recorded in our fiscal fourth quarter of the year ended March 31, 2003), $849,000 in employee severance costs (the significant majority of which was recorded during the three months ended June 30, 2002) and $216,000 in equipment write-downs across most of the expense line items in our consolidated statement of operations for the year ended March 31, 2003. The restructuring programs resulted in a reduction in force across all company functions of approximately 50 employees. At March 31, 2003, we had $1,515,000 of accrued restructuring costs related to rent for excess facility capacity, and potential cash payments and potential forfeiture of cash-based collateral in conjunction with the Lease Amendment described above. We expect to pay out the excess facility charges accrued as of March 31, 2003 over the life of the operating lease, which runs through September 2006. We expect to forfeit our cash-based collateral and pay out cash payments related to our Lease Amendment over the course of the next twelve months.

     During the year ended March 31, 2003, we made an adjustment of $66,000 to accrued excess facilities costs. The excess facility accrual was originally recorded pursuant to the FASB's Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity ("EITF 94-3")." The adjustment is a result of us re-occupying certain space in March 2003 that we had previously written-off and had not intended to use until April 2003.

     It is difficult for us to precisely quantify the material effects of our fiscal 2003 restructuring plans on our future operating results and cash flows. However, for the fourth quarter of our fiscal 2003 our cost of sales and operating expenses totaled $7,842,000 (including non-cash, stock-based charges of $356,000 and net charges of $1,413,000) and compared to our cost of sales and operating expenses during our fourth quarter of fiscal 2002 totaling $12,433,000 (including non-cash, stock-based charges of $3,865,000 and other net charges of $396,000). Excluding non-cash, stock-based charges and other net charges totaling $1,769,000 and $4,261,000 during our fiscal fourth quarters ended March 31, 2003 and 2002, respectively, our total cost of sales and operating expenses totaled $6,073,000 and $8,172,000 during our fiscal fourth quarters ended March 31, 2003 and 2002, respectively. We believe these numbers are useful in order to calculate the decrease in our expenses associated with our restructuring plans. Based upon the previous, we believe our restructuring plans implemented during fiscal 2003 will reduce our total expenses and cash usage on an annual basis in comparison to our expense rate and cash usage prior to implementing these plans. The significant majority of these expense reductions are cash based.

     The following table depicts the restructuring activity during the year ended March 31, 2003 (in thousands):

                                                                  Expenditures
                              Balance at                      -------------------                     Balance at
        Category            March 31, 2002    Additions       Cash       Non-cash    Adjustments    March 31, 2003
        --------            --------------    ---------       ----       --------    -----------    --------------
  Excess facilities and
      other exit costs.....  $   504          $   2,150      $1,073     $     --      $     66        $     1,515
  Employee severance.......      259                849       1,108           --            --                 --
  Equipment write-downs....       --                216          --          216            --                 --
                            --------          ---------     -------     --------      --------        -----------
      Total................ $    763          $   3,215     $ 2,181     $    216      $     66        $     1,515
                            ========          =========     =======     ========      ========        ===========

     Excess Facilities and Other Exit Costs: Excess facilities and other exit costs relate to lease obligations and closure costs associated with offices we have vacated as a result of our cost reduction initiatives and the restructuring of our San Mateo office lease (see "Operating Lease Amendment" discussion above). Cash expenditures for excess facilities and other exit costs during the year ended March 31, 2003 represent the forfeiture of security deposits and other cash-based collateral, and contractual ongoing lease payments. It is management's best estimate that we will not be able to recoup the losses from our lease rental payments recorded as excess facilities by earning a profit from a sub lessee at some point over the course of our obligation period, which continues through September 2006. The current commercial real estate market in Northern California is poor for sublessors looking for tenants, and while we will make every attempt to secure a sublease, we believe that we will be unable to sublease this additional space at a rate that is consistent with the Minimum Rate described above. We have made a number of assumptions, such as length of time required to engage a sublessee, and estimates, such as the assumed sublease rate, in deriving the accounting for our lease amendment and excess facility space. Our assumptions and estimates are based upon the best information that we have at the time any charges are derived. There are a number of external factors outside of our control that could prove our assumptions and estimates materially inaccurate and require us to record additional charges in future periods. We monitor all of these external factors and the impact on its assumptions and estimates as part of our on-going financial processes.

     Employee Severance: Employee severance, which includes severance payments, related taxes, outplacement and other benefits, totaled approximately $849,000 during the year ended March 31, 2003 (representing approximately 50 terminated employees), and $1,108,000 was paid in cash during the year ended March 31, 2003. Personnel affected by the cost reduction initiatives during the year ended March 31, 2003 include employees in positions throughout the company in sales, marketing, services, engineering, and general and administrative functions in all geographies.

     Equipment Write-Downs: As part of our cost restructuring efforts, we decided to substantially downsize our subsidiary in the United Kingdom, primarily in response to weak market conditions in Europe. Pursuant to these efforts, we reduced our European asset infrastructure by reducing assets previously used by terminated employees. We also abandoned certain areas of our headquarters' facility in March 2003 and were required to write-off certain tenant improvements and excess furniture. The combination of these two events resulted in a write-off of approximately $216,000 of assets at net book value. Our management reviews its equipment requirements and assesses whether any excess equipment exists as part of our on-going financial processes.

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

     We believe our critical accounting policies and estimates include accounting for revenue recognition, provisions for revenue adjustments and doubtful accounts, and the accounting and related estimates for our commitments and contingencies.

Revenue Recognition

     We enter into arrangements for the sale of licenses of software products and related maintenance contracts, application services and professional services offerings. Service revenues include revenues from maintenance contracts, application services, and professional services, including professional services performed directly for and via subcontract for the U.S. Government.

     Our revenue recognition policy is in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition", as amended by Statement of Position No. 98-4, "Deferral of the Effective Date of SOP 97-2, "Software Revenue Recognition"" ("SOP 98-4"), and Statement of Position No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions" ("SOP 98-9") and is also consistent with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met. We consider all arrangements with payment terms longer than normal not to be fixed and determinable. Our normal payment terms are generally considered to be "net 30 days" to "net 60 days." For arrangements involving extended payment terms, revenue recognition generally occurs when payments become due provided all other revenue recognition criteria are met. No customer has the right of return and arrangements generally do not have acceptance criteria. If right of return or customer acceptance does exist within an arrangement, revenue is deferred until the earlier of the end of the right of return/acceptance period or until written notice of acceptance/cancellation of right of return is received from the customer.

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

     When licenses and maintenance are sold together with professional services such as consulting and implementation, license fees are recognized upon shipment, provided that (1) the criteria in the previous paragraph have been met, (2) payment of the license fee is not dependent upon the performance of the professional services, (3) the services do not include significant alterations to the features and functionality of the software and (4) the services are deemed "perfunctory" both in level of effort to perform and in magnitude of dollars based upon our objective evidence of fair value for the services relative to the total arrangement fee.

     Should professional services be essential to the functionality of the licenses in a license arrangement that contains professional services or should an arrangement not meet the criteria mentioned above, both the license revenues and professional service revenues are recognized in accordance with the provisions of the AICPA's Statement of Position No. 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts" ("SOP 81-1"). When reliable estimates are available for the costs and efforts necessary to complete the implementation services and the implementation services do not include contractual milestones or other acceptance criteria, we account for the arrangements under the percentage of completion contract method pursuant to SOP 81-1 based upon input measures such as hours or days. When such estimates are not available, the completed contract method is utilized. When an arrangement includes contractual milestones, we recognize revenues as such milestones are achieved provided the milestones are not subject to any additional acceptance criteria. For arrangements that include customer acceptance clauses that we do not have an established history of meeting or which are not considered to be routine, we recognize revenues when the arrangement has been completed and accepted by the customer.

     Application services. Application services revenues consist primarily of web design and integration fees, video processing fees and application hosting fees. Web design and integration fees are recognized ratably over the contract term, which is generally six to twelve months. We generate video processing fees for each hour of video that a customer deploys. Processing fees are recognized as encoding, indexing and editorial services are performed and are based upon time-based rates of video content. Application hosting fees are generated by and based upon the number of video queries processed, subject in most cases to monthly minimums. We recognize revenues on transaction fees that are subject to monthly minimums based upon the monthly minimum rate since we have no further obligations, the payment terms are normal and each month is a separate measurement period.

     Professional Services. We provide professional services such as consulting, implementation and training services to our customers. Revenues from such services, when not sold in conjunction with product licenses, are generally recognized as the services are performed provided all other revenue recognition criteria are met.

     Included as part of our service revenues are services performed for U.S. Government defense and security agencies, either from direct arrangements or subcontracts with other U.S. Government contractors. We generally perform these services in conjunction with existing or potential software license sales. Should software be included as part of the arrangement, we account for any software license fee according to our revenue recognition accounting policy described above.

     Virtually  all of our  services  with such  U.S.  Government  agencies  are performed under various firm-fixed-price, time-and-material, and cost-plus-fixed-fee reimbursement contracts. Revenues on firm-fixed-price contracts are generally recognized according to SOP 81-1 based upon costs incurred in relation to total estimated costs from input measures such as hours or days. Revenues on time-and-material contracts are recognized to the extent of billable rates multiplied by hours worked plus materials expense incurred. Revenues for cost-plus-fixed-fee contracts are recognized as costs are incurred, including a proportionate amount of the fee earned.

     Service revenues from contracts with federal government agencies comprised 10% of total service revenues during the year ended March 31, 2003 (less than 10% for the years ended March 31, 2002 and 2001). Service revenues from contracts with federal government agencies comprised less than 10% of total revenues in each of the years ended March 31, 2003, 2002, and 2001. Contract costs for service revenues to federal government agencies, including indirect expenses, are subject to audit and subsequent adjustment by negotiation between U.S. Government representatives and us. Service revenues are recorded in amounts expected to be realized upon final settlement and in accordance with revenue recognition policies described above. While historically we have had no adverse impact related to our revenues from such an audit and believes that the results of any future audit will have no material effect on our financial position or results of operations, there can be no assurance that no adjustment will be made and that, if made, such adjustment will not have a material effect on our financial position or results of operations.

     Customer billings that have not been recognized as revenue in accordance with the above policies are shown on the balance sheet as deferred revenue.

Allowance for Revenue Adjustments and Doubtful Accounts

     If we determine that payment from the customer is not probable at the time all other revenue recognition criteria (as described above) have been met, we defer revenues until payment from the customer is received. We also make judgments as to our ability to collect outstanding receivables (that have not been deferred) and provide an allowance for the portion of receivables when collection becomes doubtful. We also provide an allowance for returns and revenue adjustments in the same period as the related revenues are recorded. Allowances are made based upon a specific review of all significant outstanding invoices. Allowances recorded offset the Company's gross accounts receivable balance. Allowances totaled $502,000 and $1,153,000 at March 31, 2003 and 2002, respectively.

Restructuring Costs

     During the years  ended  March 31,  2003 and 2002,  we  undertook  plans to restructure our operations in order to reduce operating expenses. Our restructuring expenses have included excess facilities, employee severance, asset write-downs and other exit costs. Given the significance of, and timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. Our restructuring expenses involved significant estimates made by management using the best information available at the time that the estimates were made, some of which were based upon information provided by third parties. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

     As discussed in Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8, hereof, we have recorded significant restructuring expenses in connection with our abandonment of certain leased facilities. These excess facility costs were estimated to include remaining lease liabilities, forfeiture of certain collateral pursuant to our lease amendment and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to sublease the facilities and the likely sublease rates. These estimates are based on market trend information analyses provided by commercial real estate brokerage firms retained by us. We review these estimates each reporting period and, to the extent that our assumptions change, adjustments to the restructuring accrual are recorded. If the real estate market continues to worsen and we are not able to sublease the properties as early as, or at the rates estimated, the accrual will be increased, which would result in additional restructuring costs in the period in which such determination is made. If the real estate market strengthens and we are able to sublease the properties earlier or at more favorable rates than projected, the accrual may be decreased, which would increase net income in the period in which such determination is made.

Commitments and Contingencies

     In the normal course of business, we are subject to commitments and contingencies, including operating leases, restructuring liabilities, and legal proceedings and claims that cover a wide range of matters, including securities-related litigation and other claims. We record accruals for such contingencies based upon our assessment of the probability of occurrence and, where determinable, an estimate of the liability. We consider many factors in making these assessments including past history and the specifics of each matter. We believe that there are no claims or actions pending or threatened against us that would have a material adverse effect on our operating results. Further, we review our assessment of the likelihood of loss on any outstanding contingencies as part of our management's on-going financial processes. However, actual results may differ from these estimates under different assumptions and conditions.

     From time to time, we may become involved in litigation claims arising from our ordinary course of business. We provide further detail about one of these claims in the notes to our consolidated financial statements included elsewhere in this annual report. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on the our consolidated financial position, results of operations or cash flows.

Results of Operations

     The following table sets forth consolidated financial data for the periods indicated, expressed as a percentage of total revenues. Certain prior year balances have been reclassified to conform with current year presentation.

                                                Fiscal Years Ended
                                                     March 31,
                                              2003     2002      2001
                                            -------  -------   ------
Revenues:
  License revenues......................       47%      44%       54%
  Service revenues......................       53       56        46
                                             ----     ----      ----
          Total revenues................      100      100       100
                                             ----     ----      ----
Cost of revenues:
  License revenues......................        6        4         6
  Other revenues........................       35       53        66
                                             ----     ----      ----
          Total cost of revenues........       41       57        72
                                             ----     ----      ----
Gross profit............................       59       43        28
Operating expenses:
  Research and development..............       72       55        80
  Sales and marketing...................       91      103       150
  General and administrative............       30       30        47
  Stock-based compensation..............       10       30        29
                                             ----     ----      ----
          Total operating expenses......      203      218       306
                                             ----     ----      ----
Loss from operations....................     (144)    (175)     (278)
Interest and other income, net..........        4        9        25
                                             ----     ----      ----
Net loss................................     (140)%   (166)%    (253)%
                                             ====     ====      ====


     We incurred net losses of $18,120,000,  $27,750,000, and $28,874,000 during the three years ended March 31, 2003, 2002, and 2001, respectively. As of March 31, 2003, we had an accumulated deficit of $107,044,000. We expect to continue to incur operating losses for the foreseeable future. In view of the rapidly changing nature of our market and our limited operating history, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Any historic revenue growth rates are not necessarily sustainable or indicative of any future growth.

Revenues

     The following table sets forth a breakdown of our revenues for the years ended March 31, 2003 (fiscal 2003), 2002 (fiscal 2002) and 2001 (fiscal 2001), with changes expressed in whole dollar amounts and percentages versus results from the immediately preceding fiscal year. Certain prior year balances have been reclassified to conform with current year presentation (all amounts presented are in thousands, except percentages):

                                             Increase/(Decrease)                      Increase/(Decrease)
                                               vs. Prior Year                           vs. Prior Year
                              Year Ended     ------------------      Year Ended        ----------------     Year Ended
                            March 31, 2003   Amount     Percent     March 31,2002     Amount    Percent   March 31, 2001
                               ----------  ---------    -------     -------------    --------   -------   --------------
License revenues..............  $  6,029   $  (1,385)      (19)%     $      7,414    $  1,253       20%    $       6,161

Customer support revenues.....     2,737          83         3%             2,654         901       51%            1,753
Professional service revenues.     2,200        (345)      (14)%            2,545       2,401    1,667%              144
Application service revenues..     1,963      (2,169)      (53)%            4,132         789       24%            3,343
                                ---------  ---------                 ------------    --------              -------------
 Total service revenues.......     6,900      (2,431)      (26)%            9,331       4,091       78%            5,240
                                ---------  ---------                 ------------    --------              -------------
  Total revenues..............  $ 12,929   $  (3,816)      (23)%     $     16,745    $  5,344       47%    $      11,401
                                ========   =========    ========     ============    ========   =======    =============

Fiscal 2003 Revenues vs. Fiscal 2002 Revenues

     Total revenues decreased to $12,929,000 in fiscal 2003 from $16,745,000 in fiscal 2002, a decrease of $3,816,000 or 23%. This decrease was a result of decreases in license, professional service, and application service revenues, and was slightly offset by increases in customer support revenues. International revenues decreased in absolute dollars to $3,285,000, or 25% of total revenues, in fiscal 2003 from $3,997,000, or 24% of total revenues, in fiscal 2002. There were no customers who accounted for more than 10% of total revenues in fiscal 2003. One customer accounted for 14% of total revenues in fiscal 2002.

     License revenues decreased to $6,029,000 in fiscal 2003 from $7,414,000 in fiscal 2002, a decline of $1,385,000 or 19%. This decrease was a result of lower sales of our platform products and was offset in part by increased revenues from our application products. The lower sales performance for our platform business during fiscal 2003 resulted primarily from weak technology spending by our target markets in the United States and abroad, causing delays in the closure of deals for our platform license products or a reduction in the size of those deals. The reduction in our platform license revenues also stemmed from the loss of a reseller that sold our platform products. In late fiscal 2002, our largest commercial, platform reseller announced that it would divest its business in which our products were most compatible. This reseller was responsible for $1,280,000 and $1,015,0000 of platform license revenues during fiscal 2002 and 2001, respectively (none during fiscal 2003).

     We believe that our platform products remain an important component of our business and have invested resources in the enhancement of this product line. We are working on the next generation of our platform products and continually evaluate the level of research and development and sales and marketing resources we allocate to these products. We hope to see improved performance in our platform business during our fiscal 2004, but cannot predict what our sales will be or whether the overall economy will improve our revenue results in this area.

     The decline in platform license revenues was offset by increased sales of our application products, particularly VS Webcasting. As discussed in the "Fiscal Year 2003 Overview" section, above, we have experienced some initial demand for our VS Webcasting product and, to a lesser extent, for our VS Publishing and VS Production applications, driving revenue growth in this area.

     Service revenues decreased to $6,900,000 in fiscal 2003 from $9,331,000 in fiscal 2002, a decrease of $2,431,000 or 26%. Customer support revenues remained relatively flat year over year. We experienced a number of existing customers renew their support agreements with us during fiscal 2003. These renewals, combined with the significant majority of our new customers purchasing maintenance contracts, resulted in our customer support revenues remaining relatively flat, despite a decline in license revenues. Professional and application service revenues declined 14% and 53%, respectively, in fiscal 2003 in comparison to fiscal 2002. Professional service revenues typically correlate with fluctuations in our license business as consulting contracts are frequently signed upon the purchase of our software. Consistent with the decrease in our license revenues in fiscal 2003, we generated lower professional service revenues from our commercial customers. These decreases were partially offset by an increase in revenues earned from defense related entities of the U.S. Government, resulting in these agencies comprising 10% of our total service revenues in fiscal 2003. The decline in application service revenues during fiscal 2003 is due to lower revenues from Major League Baseball Advanced Media ("MLBAM"), which accounted for 14% of total revenues during the year ended March 31, 2002. We completed our application services contract with MLBAM in the year ended March 31, 2002 and were unable to reach mutually agreeable terms for a renewal. Application service revenues in fiscal 2002 include $648,000 of warrant amortization recorded as contra-service revenues resulting from a warrant issued to MLBAM.

Fiscal 2002 Revenues vs. Fiscal 2001 Revenues

     Total revenues increased to $16,745,000 in fiscal 2002 from $11,401,000 in fiscal 2001, an increase of $5,344,000 or 47%. This increase was due to increases in all revenue streams. International revenues increased in absolute dollars to $3,997,000, or 24% of total revenues, in fiscal 2002 from $3,341,000, or 29% of total revenues, in fiscal 2001. One customer accounted for 14% of total revenues in fiscal 2002. There were no customers who accounted for more than 10% of total revenues in fiscal 2001.

     License revenues increased to $7,414,000 in fiscal 2002 from $6,161,000 in fiscal 2001. This increase was a result of higher unit sales of our SmartEncode and Virage Solution Server products (our platform products).

     Service revenues increased to $9,331,000 in fiscal 2002 from $5,240,000 in fiscal 2001, an increase of $4,091,000 or 78%. The increase in service revenues is attributable to increases in customer support, professional service and application service revenues. Customer support revenues increased due to an increase in license revenues as customer support contracts are sold with the significant majority of our license deals. In addition, the customer support business was able to renew customer support contracts with a number of existing customers in fiscal 2002. We began to offer professional services as an offering in late fiscal 2001 and were successful in promoting and selling the business during fiscal 2002, causing a significant increase in revenues in this area. We also experienced an increase in revenues generated from U.S. Government entities during fiscal 2002. The growth in application service revenues was primarily attributable to higher revenues from MLBAM, which accounted for 14% of total revenues during the year ended March 31, 2002. Service revenues in fiscal 2002 include $648,000 of warrant amortization recorded as contra-service revenues resulting from a warrant issued to MLBAM.

Cost of Revenues

     The following table sets forth a breakdown of our different cost of revenues for fiscal 2003, fiscal 2002 and fiscal 2001, with changes expressed in whole dollar amounts and percentages versus results from the immediately preceding fiscal year. Certain prior year balances have been reclassified to conform with current year presentation (all amounts presented are in thousands, except percentages):

                                              Increase/(Decrease)                     Increase/(Decrease)
                                                vs. Prior Year                          vs. Prior Year
                                Year Ended    -------------------     Year Ended      -------------------   Year Ended
                              March 31, 2003    Amount    Percent   March 31, 2002     Amount   Percent   March 31, 2001
                              --------------   --------   -------   --------------    --------  -------   --------------
Cost of license revenues....  $          738   $     33        5%    $         705    $   (18)       (3)%  $          723
Cost of customer
   support revenues.........             851        249       41%              602        126        27%              476
Cost of professional
   service revenues..........          1,978        (79)      (4)%           2,057      1,888     1,117%              169
Cost of application
   service revenues..........          1,772     (4,329)     (71)%           6,101       (784)      (11)%           6,885
                              --------------   --------              -------------    -------              --------------
 Total cost of service
   revenues....................        4,601     (4,159)     (48)%           8,760      1,230        16%            7,530
                              --------------   --------              -------------    -------              --------------
  Total cost of revenues....  $        5,339   $ (4,126)     (44)%   $       9,465    $ 1,212        15%   $        8,253
                              ==============   ========   ======     =============    =======   ========   ==============

License gross profit........              88%                                   90%                                    88%
Customer support
   gross profit................           69%                                   77%                                    73%
Professional service
   gross profit................           10%                                   19%                                    17%
Application service gross
  profit/(loss).............              10%                                  (48)%                                 (106)%
  Total service gross profit              33%                                    6%                                   (44)%
    Total gross profit......              59%                                   43%                                    28%
                                          ===                                 =====                                  =====

Fiscal 2003 Cost of Revenues vs. Fiscal 2002 Cost of Revenues

     Cost of license revenues consists primarily of royalty fees for third-party software products integrated into our products. Our cost of service revenues includes personnel expenses, related overhead, communication expenses and capital equipment depreciation costs for maintenance and support activities and application and professional services. Total cost of revenues decreased to $5,339,000, or 41% of total revenues, in fiscal 2003 from $9,465,000, or 57% of total revenues, in fiscal 2002. This decrease in total cost of revenues was due primarily to a significant decrease in the cost of application service revenues. We generally expect that increases or decreases in the dollar amount of our total cost of revenues will correlate with increases or decreases in the dollar amount of our total revenues. However, our total cost of revenues is highly variable and has, in the past, been inconsistent with our expectations.

     Cost of license revenues increased to $738,000, or 12% of license revenues, in fiscal 2003 from $705,000, or 10% of license revenues, in fiscal 2002. This increase was primarily due to the introduction of our new application products and other recently introduced products for which we incur a unit-based royalty to certain technology providers.

     Cost of service revenues decreased to $4,601,000, or 67% of service revenues, in fiscal 2003 from $8,760,000, or 94% of service revenues in fiscal 2002. This decrease was a result of reductions in the cost of professional and application service revenues, and was slightly offset by increases in the cost of customer support revenues. The cost of customer support revenues increased by 41% year over year, primarily due to the allocation of the one-time charge recorded in connection with our restructured headquarters lease (as discussed under "Operating Lease Amendment" above) as we allocate rent expense to all of our departments. Cost of professional service revenues declined as we moderately reduced headcount over the year in response to lower professional service revenues. The decrease in the cost of application service revenues of 71% is attributable to the termination of our relationship with MLBAM, and the subsequent removal of the costs and infrastructure we had implemented to service this customer. We expect our cost of service revenues to remain in the range of relatively flat to a slight decrease in absolute dollars in the foreseeable future as we continue our efforts to control costs and maintain gross profit margins in this area.

Fiscal 2002 Cost of Revenues vs. Fiscal 2001 Cost of Revenues

     Total cost of revenues increased to $9,465,000, or 57% of total revenues, in fiscal 2002 from $8,253,000, or 72% of total revenues, in fiscal 2001. This increase in total cost of revenues was due to an increase in the cost of service revenues, slightly offset by a decrease in the cost of license revenues.

     Cost of license revenues decreased to $705,000, or 10% of license revenues, in fiscal 2002 from $723,000, or 12% of license revenues, in fiscal 2001. This decrease was due to slightly lower unit sales of our products that are subject to unit-based (rather than fixed-fee) license royalty payments in fiscal 2002 in comparison to fiscal 2001.

     Cost of service revenues increased to $8,760,000, or 94% of service revenues, in fiscal 2002 from $7,530,000, or 144% of service revenues in fiscal 2001. This increase in absolute dollars was due primarily to expenditures to develop the professional services organization during the year.

Operating Expenses

     The following table sets forth a breakdown of our different operating expenses for fiscal 2003, fiscal 2002 and fiscal 2001, with changes expressed in whole dollar amounts and percentages versus results from the immediately preceding fiscal year (all amounts presented are in thousands, except percentages):


                                              Increase/(Decrease)                   Increase/(Decrease)
                                                vs. Prior Year                        vs. Prior Year
                                Year Ended    --------------------    Year Ended    -----------------     Year Ended
                              March 31, 2003     Amount    Percent   March 31,2002   Amount   Percent   March 31, 2001
                              --------------  -----------  -------   -------------  --------  -------   --------------
Research and development...   $        9,248   $       76       1%     $     9,172   $    71       1%    $        9,101
Sales and marketing........           11,775       (5,526)    (32)%         17,301       172       1%            17,129
General and administrative.            3,935       (1,050)    (21)%          4,985      (313)     (6)%            5,298
Stock-based compensation...            1,306       (3,807)    (75)%          5,113     1,819      55%             3,294
                              --------------   ----------              -----------   -------             --------------
 Total operating expenses..   $       26,264   $  (10,307)    (28)%    $    36,571   $ 1,749       5%    $       34,822
                              ==============   ==========  =======     ===========   =======   ======    ==============

     Research  and  Development  Expenses.  Research  and  development  expenses consist primarily of personnel and related costs for our development efforts. Increases in fiscal 2003 and fiscal 2002 were due to increases in our facilities expenses for our research and development departments of $739,000 and $823,000, respectively, due to an increase in our rental rates and facilities restructuring charges for each of these periods. These increases were offset by modest reductions of our research and development headcount in fiscal 2003 and fiscal 2002, resulting in a reduction of payroll and related expenses of approximately $569,000 and $519,000, respectively, in comparison to fiscal 2002 and fiscal 2001, respectively. As a result of these increases and decreases, research and development expenses remained relatively flat from fiscal 2001 through fiscal 2003. We expect research and development expenses to decrease in the next fiscal year as we spent considerable effort managing headcount and other costs during fiscal 2003, and expect to realize those savings over the course of fiscal 2004. To date, we have not capitalized any software development costs as they have been insignificant after establishing technological feasibility.

     Sales and Marketing Expenses. Sales and marketing expenses consist of personnel and related costs for our direct sales force, pre-sales support and marketing staff, and discretionary marketing programs including trade shows, telemarketing campaigns and seminars. Sales and marketing expenses decreased to $11,775,000, or 91% of total revenues, in fiscal 2003 from $17,301,000, or 103%
of total revenues, in fiscal 2002. The decrease was primarily due to reductions in headcount, resulting in savings of $2,729,000 in comparison to fiscal 2002, and discretionary marketing spending, resulting in savings of $1,743,000 in comparison to fiscal 2002. Sales and marketing expenses increased to $17,301,000, or 103% of total revenues, in fiscal 2002 from $17,129,000, or 150%
of total revenues, in fiscal 2001. The increase in absolute dollars was primarily due to an increase in facilities expenses for our sales and marketing departments of $676,000 (a result of an increase in our rental rates and facilities restructuring charges) and was partially offset by lower discretionary marketing spending of $637,000. We expect sales and marketing expenses to decrease during fiscal 2004 as we continue our efforts to limit overall expense growth for the company and to focus our marketing activities in specific areas, particularly with respect to our new application products.

     General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities, costs of our external audit firm and costs of our outside legal counsel. General and administrative expenses decreased to $3,935,000, or 30% of total revenues, in fiscal 2003 from $4,985,000 or 30% of total revenues, in fiscal 2002. The decrease in absolute dollars was primarily due to lower payroll and related expenses of $563,000, reduced professional services fees of $294,000, and a reduction in our bad debt reserve of $365,000. General and administrative expenses decreased to $4,985,000, or 30% of total revenues, in fiscal 2002 from $5,298,000 or 47% of total revenues, in fiscal 2001. The decrease was primarily due to lower headcount and related costs of $584,000, and reduced professional services fees of $221,000, and was partially offset by an increase in facilities expenses for our general and administrative departments of $552,000 (a result of an increase in our rental rates and facilities restructuring charges). We expect general and administrative expenses to be in the range of relatively flat to a modest increase during fiscal 2004 as the cost benefits we expect receive from our fiscal 2002 and 2003 restructuring programs in fiscal 2004 are offset by increasing internal and external expenses required for compliance with recent legislation such as the Sarbanes-Oxley Act.

     Stock-Based Compensation Expense. We follow the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), in accounting for our employee stock options because the alternative fair value accounting provided for under the FASB's Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the estimated fair value of the Company's common stock and the exercise price. Stock based compensation expense represents the amortization of this deferred compensation for stock options granted to our employees. We recognized stock-based compensation expense of $1,306,000, $5,113,000 and $3,294,000 in fiscal 2003, 2002 and 2001, respectively, in connection with the granting of stock options to our employees. Our stock-based compensation expense increased in fiscal 2002 due to the cancellation of stock options and recognition of the related remaining unamortized deferred stock compensation resulting from participation in our voluntary stock option cancellation and re-grant program for our employees. Stock-based compensation expense subsequently decreased in fiscal 2003 due to the immediate expensing of the majority of our employee-related deferred compensation in our fourth fiscal quarter of 2002. We will continue to amortize the remaining deferred compensation balance as expense for employees who did not participate in our voluntary stock option cancellation and re-grant program, and expect these charges to taper off significantly in the December 2003 quarter.

     Interest and Other Income, Net. Interest and other income, net, includes interest income from cash and cash equivalents offset (in fiscal 2001) by interest on capital leases and bank debt. Interest and other income, net, decreased to $554,000 in fiscal 2003 from $1,541,000 in fiscal 2002 and $2,800,000 in fiscal 2001. The decreases were a result of lower interest rates and lower average cash balances during fiscal 2003, 2002 and 2001.

     Provision for Income Taxes. We have not recorded a provision for federal and state or foreign income taxes in fiscal 2003, 2002 or 2001 because we have experienced net losses since inception, which have resulted in deferred tax assets. We have recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance through future taxable profits.

Liquidity and Capital Resources

     As of March 31, 2003, we had cash, cash equivalents and short-term investments of $16,317,000, a decrease of $14,377,000 from March 31, 2002 and our working capital, defined as current assets less current liabilities, was $11,061,000, a decrease of $13,016,000 in working capital from March 31, 2002. The decrease in our cash, cash equivalents, and short-term investments and our working capital is primarily attributable to cash used in operating activities.

     Our operating activities resulted in net cash outflows of $14,510,000, $17,871,000, and $16,863,000 for the years ended March 31, 2003, 2002 and 2001, respectively. The cash used in these periods was primarily attributable to net losses of $18,120,000, $27,750,000, and $28,874,000 in the years ended March 31,
2003, 2002 and 2001, respectively, offset by depreciation, losses on disposals of assets, and non-cash, stock-based charges.

     Investing activities resulted in cash inflows of $12,567,000 and $1,968,000 for the years ended March 31, 2003 and 2002, respectively, and cash outflows of $34,770,000 for the year ended March 31, 2001. Our investing inflows were primarily from the maturity of our short-term investments and our outflows were primarily for the purchase of short-term investments and capital equipment. We expect that we will continue to invest in short-term investments and purchase capital equipment as we replace older equipment with newer models.

     Financing activities provided net cash inflows of $291,000, $809,000, and $61,206,000 during the years ended March 31, 2003, 2002, and 2001, respectively. These inflows were primarily from the proceeds of our employee stock purchase plan during fiscal 2003 and 2002 and from sales of our common stock (including our IPO) during fiscal 2001.

     At March 31, 2003, we have contractual and commercial commitments not included on our balance sheet for our San Mateo, California facility that we have an obligation to lease through September 2006, for royalty commitments and for other business commitments. Future full fiscal year commitments are as follows: $3,188,000 in 2004, $1,972,000 in 2005, $1,715,000 in 2006 and
$1,057,000 in 2007  ($7,932,000 in total  commitments as of March 31, 2003). The aforementioned amounts include our best estimate of expected fair market rental rates in fiscal years ending March 31, 2004 to March 31, 2007 and if we underestimate these fair market rental rates, the amount of our contractual commitments will increase. The aforementioned amounts also include payments of cash and forfeiture of other collateral of $1,000,000 for the year ending March 31, 2004, pursuant to our Lease Amendment described above. Additional information regarding our contractual and commercial commitments is provided in
Note 2 of our  Consolidated  Financial  Statements and Notes thereto included in
Part II, Item 8, of this Annual Report.

     Management believes the Company has adequate cash to sustain operations at least through fiscal 2004 and is managing its business in the short-term to control the amount of cash used and in the long-term to manage towards profitability utilizing existing assets. During fiscal 2003, we continued to reduce operating expenses by renegotiating our lease commitments, reducing purchases of other services and making workforce reductions. We are committed to the successful execution of our operating plan and will take further restructuring actions as necessary to align our revenue and reduce expenses.

     Although our existing cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months, higher than anticipated expenses and lower than anticipated receipts may result in lower cash, cash equivalents and investments balances than presently anticipated and we may find it necessary to obtain additional equity or debt financing. We may not be able to obtain adequate or favorable financing when necessary to fund our business. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

Recent Accounting Pronouncements

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit and Disposal Activities ("FAS 146")." This statement revises the accounting for exit and disposal activities under the FASB's Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity ("EITF 94-3")." Pursuant to FAS 146, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value, and are also required to subsequently adjust the recorded liability for changes in estimated cash flows. Liabilities that a company previously recorded under EITF 94-3 are grandfathered. We adopted FAS 146 during the year ended March 31, 2003 and recorded certain charges related to excess space as of the date it ceased to use the space. Based upon the facts and circumstances around charges that we historically have been required to record, we believe that the adoption of FAS 146 may affect the timing of, but ultimately will not have a materially different impact on, our operations, financial position or cash flows.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure ("FAS 148")." FAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("FAS 123")," to provide alternative methods of transition to FAS 123's fair value method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure provisions of FAS 123 and Accounting Principles Board's Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings (loss) per share in annual and interim financial statements. FAS 148 does not require companies to account for employee stock options using the fair value method of accounting (ie. the expensing of stock option grants in a company's statement of operations). We adopted the disclosure provisions only of FAS 148 in the fiscal fourth quarter of our year ended March 31, 2003. FAS 148 did not have a material effect on our operations, financial position or cash flows as we will continue to account for employee stock options using the intrinsic value method of accounting. However, we will be required to provide additional disclosures with our interim and annual financial statements regarding the impact of employee stock options as if we had accounted for employee stock options using the fair value method of accounting.

     In December 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45")." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We have adopted the disclosure requirements of FIN 45 as of March 31, 2003. In addition, we adopted the initial recognition and measurement of the fair value of the obligation undertaken in issuing the guarantee on a prospective basis for all guarantees. The effect of the adoption of FIN 45 on our operations, financial position or cash flows was not material.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("FIN 46")." FIN 46 requires an investor with a majority of the variable interests in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. To date, we have not invested in any VIE's and do not expect the adoption of FIN 46 to be material on our operations, financial position or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

     We develop products in the United States. We currently license our products from the United States and from our subsidiary in the United Kingdom. Substantially all of our sales from the United States operation are denominated in U.S. dollars. Our subsidiary based in the United Kingdom incurs most of its expenses in pounds sterling and most of its sales are denominated in US dollars. We expect that future license and service revenues will continue to be derived from international markets and may be denominated in the currency of the applicable market. As a result, our financial results could be affected adversely by various factors, including foreign currency exchange rates or weak economic conditions in foreign markets. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use economic hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future. Through March 31, 2003, we have not engaged in any foreign currency hedging activities.

Interest Rate Risk

     Our exposure to financial market risk, including changes in interest rates, relates primarily to our investment portfolio. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because a substantial majority of our investments are in fixed rate securities with maturities not exceeding 12 months. We do not invest in any derivative instruments. The fair value of our investment portfolio or related income as of March 31, 2003, would decrease by approximately $47,000 for a 100 basis point increase and increase by approximately $46,000 for a 100 basis point decrease in interest rates. Our investment instruments are mainly fixed-rate and relatively short-term.

Item 8. Financial Statements and Supplementary Data

                                  VIRAGE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

 Report of Ernst & Young LLP, Independent Auditors............................43
 Consolidated Balance Sheets..................................................44
 Consolidated Statements of Operations........................................45
 Consolidated Statements of Redeemable Convertible Preferred
   Stock and Stockholders' Equity (Net Capital Deficiency)....................46
 Consolidated Statements of Cash Flows........................................47
 Notes to Consolidated Financial Statements...................................48

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Virage, Inc.

We have audited the accompanying consolidated balance sheets of Virage, Inc. as of March 31, 2003 and 2002, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended March 31, 2003. Our audits also included the financial statement schedule listed in the Index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virage, Inc. at March 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


                                                           /s/ Ernst & Young LLP

San Jose, California
April 18, 2003

                                  VIRAGE, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                 March 31,
                                                                      --------------------------------
                                                                            2003             2002
                                                                      ---------------  ---------------

                               ASSETS
Current assets:
  Cash and cash equivalents.......................................    $         2,934  $         4,586
  Short-term investments..........................................             13,383           26,108
  Accounts receivable, net of allowance for revenue
    adjustments and doubtful accounts of $502 and $1,153 at
    March 31, 2003 and 2002, respectively.........................              2,441            2,366
  Prepaid expenses and other current assets.......................                920              220
                                                                      ---------------  ---------------
      Total current assets........................................             19,678           33,280
Property and equipment:
  Computer equipment and software.................................              5,974            6,143
  Furniture.......................................................                996            1,406
  Leasehold improvements..........................................              1,943            1,943
                                                                      ---------------  ---------------
                                                                                8,913            9,492
  Less:  accumulated depreciation.................................              7,566            5,791
                                                                      ---------------  ---------------
                                                                                1,347            3,701
Other assets......................................................              1,293            2,571
                                                                      ---------------  ---------------
      Total assets................................................    $        22,318  $        39,552
                                                                      ===============  ===============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable................................................    $           614  $           831
  Accrued payroll and related expenses............................              1,353            2,376
  Accrued expenses................................................              1,923            2,183
  Accrued restructuring charges...................................              1,515              763
  Deferred revenue................................................              3,212            3,050
                                                                      ---------------  ---------------
      Total current liabilities...................................              8,617            9,203

Deferred rent.....................................................                 --              290

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value:
    Authorized shares -- 2,000,000
    Issued and outstanding shares-- none..........................                 --               --
  Common stock, $0.001 par value:
    Authorized shares -- 100,000,000
    Issued and outstanding shares-- 20,987,390 and 20,621,535 at
      March 31, 2003 and 2002, respectively.......................                 21               21
  Additional paid-in capital......................................            121,513          121,387
  Deferred compensation...........................................               (789)          (2,425)
  Accumulated deficit.............................................           (107,044)         (88,924)
                                                                      ---------------  ---------------
      Total stockholders' equity..................................             13,701           30,059
                                                                      ---------------  ---------------
      Total liabilities and stockholders' equity..................    $        22,318  $        39,552
                                                                      ===============  ===============

See accompanying notes.

                                  VIRAGE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                Years Ended March 31,
                                                    -------------------------------------------
                                                         2003           2002           2001
                                                    -------------  -------------  -------------
   Revenues:
     License revenues...........................    $      6,029   $      7,414   $       6,161
     Service revenues...........................           6,900          9,331           5,240
                                                    ------------   ------------   -------------
       Total revenues...........................          12,929         16,745          11,401
   Cost of revenues:
     License revenues...........................             738            705             723
     Service revenues(1)........................           4,601          8,760           7,530
                                                    ------------   ------------   -------------
       Total cost of revenues...................           5,339          9,465           8,253
                                                    ------------   ------------   -------------
   Gross profit.................................           7,590          7,280           3,148
   Operating expenses:
     Research and development(2)................           9,248          9,172           9,101
     Sales and marketing(3).....................          11,775         17,301          17,129
     General and administrative(4)..............           3,935          4,985           5,298
     Stock-based compensation...................           1,306          5,113           3,294
                                                    ------------   ------------   -------------
       Total operating expenses.................          26,264         36,571          34,822
                                                    ------------   ------------   -------------
   Loss from operations.........................         (18,674)       (29,291)        (31,674)
   Interest and other income....................             554          1,541           2,822
   Interest expense.............................              --             --             (22)
                                                    ------------   ------------   -------------
   Loss before income taxes.....................         (18,120)       (27,750)        (28,874)
   Provision for income taxes...................              --             --              --
                                                    ------------   ------------   -------------
   Net loss.....................................    $    (18,120)  $    (27,750)  $     (28,874)
                                                    ============   ============   =============
   Basic and diluted net loss per share.........    $      (0.87)  $      (1.37)  $       (1.88)
                                                    ============   ============   =============
   Shares used in computation of basic and
     diluted net loss per share.................          20,834         20,327          15,397
                                                    ============   ============   =============

(1)  Excluding  $21,  $443  and $301 in  amortization  of  deferred  stock-based
     compensation   for  the  years  ended  March  31,  2003,   2002  and  2001,
     respectively.

(2)  Excluding  $89,  $833  and $536 in  amortization  of  deferred  stock-based
     compensation   for  the  years  ended  March  31,  2003,   2002  and  2001,
     respectively.

(3)  Excluding $106,  $2,095 and $983 in  amortization  of deferred  stock-based
     compensation   for  the  years  ended  March  31,  2003,   2002  and  2001,
     respectively.

(4)  Excluding $1,090, $1,742 and $1,474 in amortization of deferred stock-based
     compensation   for  the  years  ended  March  31,  2003,   2002  and  2001,
     respectively.

See accompanying notes.

                                  VIRAGE, INC.

                      CONSOLIDATED STATEMENTS OF REDEEMABLE
                         CONVERTIBLE PREFERRED STOCK AND
                  STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                        (in thousands, except share data)

                                                                      Stockholders' Equity (Net Capital Deficiency)
                                                     -------------------------------------------------------------------------------

                                                                                                                          Total
                               Redeemable Convertible                                                                  Stockholders'
                                  Preferred Stock              Common Stock      Additional                              Equity (Net
                               ----------------------    -----------------------  Paid-In     Deferred    Accumulated    Capital
                                 Shares       Amount       Shares      Amount     Capital   Compensation    Deficit      Deficiency)
                               ----------    --------     ----------  --------   ---------  ------------  -----------   -----------
Balance at March 31, 2000...     10,316,199  $ 36,995       3,698,146  $     3   $  23,671    $  (14,595) $   (32,300)   $  (23,221)
 Exercise of warrants for
  cash and net exercise of
  warrants to purchase preferred
  and common stock.........          53,252       125         204,039       --       2,000            --           --          2,000
 Conversion of preferred
  stock to common upon initial
  public offering.............  (10,369,451)  (37,120)     10,369,451       11      37,109            --           --        37,120
 Issuance of common stock
  from initial public offering
  and underwriter overallotment          --        --       4,025,000        4      39,472            --           --        39,476
 Issuance of common stock.....           --        --       1,636,361        2      17,998            --           --        18,000
 Issuance of common stock
  from exercise of options,
  net of repurchases and
  issuance of ESPP stock.....            --        --         295,755       --       1,034            --           --         1,034
 Amortization of warrant
  fair values................            --        --              --       --           6            --           --             6
 Amortization of deferred
  compensation...............            --        --              --       --          --         4,165           --         4,165
 Issuance and
  remeasurement of
  stock options to
  consultants................            --        --              --       --          71           (71)          --            --
 Reversal of deferred
  compensation upon
  employee termination.......            --        --              --       --        (654)          654           --            --
 Net loss and comprehensive
  net loss...................            --        --              --       --          --            --      (28,874)      (28,874)
                               ------------  --------      ----------  -------   ---------    ----------   ----------    ----------
Balance at March 31, 2001....            --        --      20,228,752       20     120,707        (9,847)     (61,174)       49,706

 Issuance of common stock
  from exercise of options,
  net of repurchases and
  issuance of ESPP stock.....            --        --         392,783        1         808            --           --           809
 Amortization of warrant
  fair values................            --        --              --       --         660            --           --           660
 Amortization of deferred
  compensation...............            --        --              --       --          --         6,511           --         6,511
 Acceleration of stock
  option Vesting.............            --        --              --       --         123            --           --           123
 Reversal of deferred
  compensation upon employee
  termination................            --        --              --       --        (911)          911           --            --
 Net loss and
 comprehensive net loss......            --        --              --       --          --            --      (27,750)      (27,750)
                               ------------  --------      ----------  -------   ---------    ----------   ----------    ----------
Balance at March 31, 2002....            --        --      20,621,535       21     121,387        (2,425)     (88,924)       30,059

 Issuance of common stock
  from exercise of options,
  net of repurchases and
  issuance of ESPP stock.....            --        --         365,855       --         291            --           --           291
 Amortization of warrant
  fair values................            --        --              --       --          78            --           --            78
 Amortization of deferred
  compensation...............            --        --              --       --          --         1,306           --         1,306
 Deferred compensation
  related to stock options...            --        --              --       --          69           (69)          --            --
 Issuance, remeasurement
  and acceleration of stock
  options to consultants.....            --        --              --       --          87            --           --            87
 Reversal of deferred
  compensation upon employee
  termination................            --        --              --       --        (399)          399           --            --
 Net loss and
  comprehensive net loss.....            --        --              --       --          --            --      (18,120)      (18,120)
                               ------------  --------      ----------  -------   ---------    ----------   ----------    ----------
Balance at March 31, 2003....            --  $     --      20,987,390  $    21   $ 121,513    $     (789)  $ (107,044)   $   13,701
                               ============  ========      ==========  =======   =========    ==========   ==========    ==========


See accompanying notes.

                                  VIRAGE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                    Years Ended March 31,
                                                         -----------------------------------------
                                                             2003          2002          2001
                                                         ------------  ------------  -------------
    Cash flows from operating activities:
    Net loss.........................................     $   (18,120)  $   (27,750)  $   (28,874)
    Adjustments to reconcile net loss to net cash used
    in operating activities:
      Depreciation and amortization..................           2,296         2,911         1,947
      Loss on disposal of assets.....................             216           455            --
      Amortization of deferred compensation related to
        stock options................................           1,306         6,511         4,165
      Issuance of stock options to consultants.......              87            --            --
      Amortization of warrant fair values............             114           695           627
      Acceleration of stock option vesting...........              --           123            --
      Changes in operating assets and liabilities:
        Accounts receivable..........................             (75)          (35)         (539)
        Prepaid expenses and other current assets....            (700)          295           116
        Other assets.................................           1,242           (69)           52
        Accounts payable.............................            (217)         (322)          380
        Accrued payroll and related expenses ........          (1,023)         (903)        2,620
        Accrued expenses and accrued restructuring
          charges ...................................             492           (57)        1,234
        Deferred revenue.............................             162            96         1,298
        Deferred rent................................            (290)          179           111
                                                          -----------   -----------   -----------
    Net cash used in operating activities............         (14,510)      (17,871)      (16,863)

    Cash flows from investing activities:
    Purchase of property and equipment...............            (158)         (375)       (6,319)
    Purchases of short-term investments..............         (58,700)      (59,419)      (49,383)
    Sales and maturities of short-term investments...          71,425        61,762        20,932
                                                          -----------   -----------   -----------
    Net cash provided by (used in) investing activities        12,567         1,968       (34,770)

    Cash flows from financing activities:
    Proceeds from bank line of credit................              --            --           806
    Principal payments on loans and capital leases...              --            --        (1,047)
    Proceeds from exercise of stock options, net of
        repurchases..................................             100            42           537
    Proceeds from employee stock purchase plan.......             191           767           497
    Proceeds from exercise of warrants to purchase
        preferred and common stock...................              --            --         2,125
    Proceeds from issuance of common stock, net of
        offering costs...............................              --            --        58,288
                                                          -----------   -----------   -----------
    Net cash provided by financing activities........             291           809        61,206
                                                          -----------   -----------   -----------
    Net increase (decrease) in cash and cash
        equivalents..................................          (1,652)      (15,094)        9,573
    Cash and cash equivalents at beginning of period.           4,586        19,680        10,107
                                                          -----------   -----------   -----------
    Cash and cash equivalents at end of period.......     $     2,934   $     4,586   $    19,680
                                                          ===========   ===========   ===========

    Supplemental disclosures of cash flow information:
    Cash paid for interest...........................     $        --   $        --   $        22

    Supplemental disclosures of non-cash operating,
       investing and financing activities:
    Conversion of prepaid offering costs to equity at
        IPO..........................................     $        --   $        --   $       812
    Conversion of redeemable preferred stock to equity
        at IPO.......................................     $        --   $        --   $    37,120
    Deferred compensation related to stock options...     $        69   $        --   $        71
    Reversal of deferred compensation upon employee
      termination....................................     $       399   $       911   $       654

See accompanying notes.

                                  VIRAGE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Description of Business

     Virage, Inc. ("Virage" or "the Company") is a provider of software products, professional services and application services that enable owners of rich media and video assets to more effectively communicate manage, retrieve and distribute these assets for improved productivity and communication. The Company sells worldwide to corporations, media and entertainment enterprises, educational institutions and government entities. The Company's customers can leverage the Company's technology and know-how either by licensing the Company's products and engaging its professional services or by employing the Company's application services to outsource the customer's needs.

     Management believes that its restructuring activities, including the restructuring of its headquarters facility, have reduced its ongoing operating expense such that the Company will have sufficient working capital to support planned activities through fiscal 2004. As of March 31, 2003, the Company had working capital of approximately $11,061,000 and stockholders' equity of approximately $13,701,000. During the year ended March 31, 2003, the Company used cash and cash equivalents in operating activities of approximately $14,510,000. During the fourth quarter of fiscal 2003, the Company used cash and cash equivalents in operating activities of approximately $2,622,000. Management is committed to the successful execution of the Company's operating plan and will take further action as necessary to align the Company's operations and reduce expenses to ensure the Company continues as a going concern through at least March 31, 2004.

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Virage Europe, Ltd. and Virage GmbH. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

     Certain prior year balances have been reclassified to conform to current year presentation.

Cash Equivalents and Short-Term Investments

     The Company invests its excess cash in money market accounts and debt instruments and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with an original maturity at the time of purchase of over three months are classified as short-term investments regardless of maturity date, as all such instruments are classified as available-for-sale and can be readily liquidated to meet current operational needs. At March 31, 2003, all of the Company's cash equivalents and short-term investments were classified as available-for-sale and consisted of obligations issued by U.S. government agencies and multinational corporations, maturing within one year.

                                  VIRAGE, INC.

     Short-term investments at each year-end, including those instruments classified as cash equivalents and restricted instruments classified as other assets, were as follows (in thousands):

                                                     March 31,
                                           --------------------------
                                               2003           2002
                                           -----------   ------------
     Money market funds..............      $     2,337   $      2,805
     Commercial paper and corporate
      bonds..........................            6,919         11,818
     US government obligations.......            7,214         17,379
                                           -----------   ------------
       Total investments.............           16,470         32,002
     Amounts classified as cash
      equivalents....................           (2,337)        (3,805)
     Amounts classified as
      other assets...................             (750)        (2,089)
                                           -----------   ------------
                                           $    13,383   $     26,108
                                           ===========   ============

     As of March 31, 2003, the Company had collateralized a letter of credit for its primary operating facility with certain short-term investment instruments and has classified these collateralized instruments totaling $750,000 as other assets in the Company's balance sheet. As of March 31, 2003 and 2002, the fair value approximated the amortized cost of available-for-sale securities. Realized gains and losses from sales of investments were insignificant for all periods presented.

Property and Equipment

     Property and equipment are carried at cost less accumulated depreciation. Property and equipment are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of generally one to three years or, in the case of leasehold improvements, over the lesser of the useful life of the assets or lease term.

Revenue Recognition

     The Company enters into arrangements for the sale of licenses of software products and related maintenance contracts, application services and professional services offerings. Service revenues include revenues from maintenance contracts, application services, and professional services, including professional services performed directly for and via subcontract for the U.S. Government.

     The Company's revenue recognition policy is in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition", as amended by Statement of Position No. 98-4, "Deferral of the Effective Date of SOP 97-2, "Software Revenue Recognition"" ("SOP 98-4"), and Statement of Position No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions" ("SOP 98-9") and is also consistent with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." For each arrangement, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met. The Company considers all arrangements with payment terms longer than normal not to be fixed and determinable. The Company's normal payment terms are generally considered to be "net 30 days" to "net 60 days." For arrangements involving extended payment terms, revenue recognition generally occurs when payments become due provided all other revenue recognition criteria are met. No customer has the right of return and arrangements generally do not have acceptance criteria. If right of return or customer acceptance does exist within an arrangement, revenue is deferred until the earlier of the end of the right of return/acceptance period or until written notice of acceptance/cancellation of right of return is received from the customer.

                                  VIRAGE, INC.

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

     When licenses and maintenance are sold together with professional services such as consulting and implementation, license fees are recognized upon shipment, provided that (1) the criteria in the previous paragraph have been met, (2) payment of the license fee is not dependent upon the performance of the professional services, (3) the services do not include significant alterations to the features and functionality of the software and (4) the services are deemed "perfunctory" both in level of effort to perform and in magnitude of dollars based upon the Company's objective evidence of fair value for the services relative to the total arrangement fee.

     Should professional services be essential to the functionality of the licenses in a license arrangement that contains professional services or should an arrangement not meet the criteria mentioned above, both the license revenues and professional service revenues are recognized in accordance with the provisions of the AICPA's Statement of Position No. 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts" ("SOP 81-1"). When reliable estimates are available for the costs and efforts necessary to complete the implementation services and the implementation services do not include contractual milestones or other acceptance criteria, the Company accounts for the arrangements under the percentage of completion contract method pursuant to SOP 81-1 based upon input measures such as hours or days. When such estimates are not available, the completed contract method is utilized. When an arrangement includes contractual milestones, the Company recognizes revenues as such milestones are achieved provided the milestones are not subject to any additional acceptance criteria. For arrangements that include customer acceptance clauses that the Company does not have an established history of meeting or which are not considered to be routine, the Company recognizes revenue when the arrangement has been completed and accepted by the customer.

                                  VIRAGE, INC.

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

     Included as part of the Company's service revenues are services performed for U.S. Government Defense and other security agencies, either from direct arrangements or subcontracts with other U.S. Government contractors. The Company generally performs these services in conjunction with existing or potential software license sales. Should software be included as part of the arrangement, the Company accounts for any software license fee according to its revenue recognition accounting policy described above.

     Virtually all of the Company's services with such U.S. Government entities are performed under various firm-fixed-price, time-and-material, and cost-plus-fixed-fee reimbursement contracts. Revenues on firm-fixed-price contracts are generally recognized according to SOP 81-1 based upon costs incurred in relation to total estimated costs from input measures such as hours or days. Revenues on time-and-material contracts are recognized to the extent of billable rates multiplied by hours worked plus materials expense incurred. Revenues for cost-plus-fixed-fee contracts are recognized as costs are incurred, including a proportionate amount of the fee earned.

     Customer billings that have not been recognized as revenue in accordance with the above policies are shown on the balance sheet as deferred revenue.

Allowance for Revenue Adjustments and Doubtful Accounts

     If the Company determines that payment from the customer is not probable at the time all other revenue recognition criteria (as described above) have been met, the Company defers revenues until payment from the customer is received. The Company also makes judgments as to its ability to collect outstanding receivables (that have not been deferred) and provides an allowance for the portion of receivables when collection becomes doubtful. The Company also provides an allowance for returns and revenue adjustments in the same period as the related revenues are recorded. Allowances are made based upon a specific review of all significant outstanding invoices. Allowances recorded offset the Company's gross accounts receivable balance. Allowances totaled approximately $502,000 and $1,153,000 at March 31, 2003 and 2002, respectively.

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

                                  VIRAGE, INC.

     Major customers (non-federal government agencies). For the years ended March 31, 2003 and 2001, there were no customers that accounted for 10% or more of the Company's total revenues. For the year ended March 31, 2002, the Company had one customer, Major League Baseball Advanced Media L.P. ("MLBAM"), which accounted for 14% of the Company's total revenues.

     European customers accounted for approximately 12% and 10% of the Company's accounts receivable balance as of March 31, 2003 and 2002, respectively.

     Federal Government Agencies. For the years ended March 31, 2003, 2002 and 2001 direct and indirect revenues from federal government agencies accounted for 13%, 14%, and 10%, respectively, of total revenues. No single federal government agency accounted for more than 10% of total revenues for the years ended March 31, 2003, 2002 or 2001.

     Service revenues from contracts with federal government agencies comprised 10% of total service revenues during the year ended March 31, 2003 (less than 10% for the years ended March 31, 2002 and 2001). Service revenues from contracts with federal government agencies comprised less than 10% of total revenues in each of the years ended March 31, 2003, 2002, and 2001. Contract costs for service revenues to federal government agencies, including indirect expenses, are subject to audit and subsequent adjustment by negotiation between the Company and U.S. Government representatives. Service revenues are recorded in amounts expected to be realized upon final settlement and in accordance with revenue recognition policies described above. Historically, the Company has had no adverse impact related to its revenues from such an audit and believes that the results of any future audit will have no material effect on the Company's financial position or results of operations.

Advertising Costs

     Advertising costs are expensed as incurred. Advertising expense (including the amortization of the fair value of a warrant during the year ended March 31, 2001--see Note 3), totaled $6,000, $54,000 and $697,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

Stock-Based Compensation

     The Company has elected to follow the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under the FASB's Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the estimated fair value of the Company's common stock and the exercise price. FAS 123 defines a "fair value" based method of accounting for an employee stock option or similar equity investment. The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of FAS 123 and the FASB's Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services ("EITF 96-18")."

                                  VIRAGE, INC.

Pro Forma Disclosures of the Effect of Stock-Based Compensation

     As described above, the Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its employee stock plans. However, FAS 123 requires pro forma information regarding net loss as if the Company had accounted for and calculated the related non-cash, stock-based expense for its employee stock plans under the fair value method prescribed under FAS 123.

     In order to determine this pro forma net loss, the fair value for the Company's options was estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions for the years ended March 31, 2003, 2002 and 2001: risk-free interest rates of 2.7%, 3.0% and 6.5%, respectively, volatility factors of 112%, 113% and 90%, respectively, no dividend yield and an expected life of the options of four years. The fair value of shares issued and to be issued pursuant to the Company's employee stock purchase plan in the years ended March 31, 2003, 2002 and 2001 were estimated using the following weighted average assumptions: risk-free interest rate of 1.7%, 4.4%, and 6.5%, respectively, no dividend yield, volatility factors of 112%, 113% and 90%, respectively, and an expected life of the option of six months. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

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

     Had compensation expense for the Company's employee stock plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black-Scholes valuation model, the Company's net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                           Years Ended March 31,
                                                                        --------------------------
                                                                      2003            2002            2001
                                                                 ------------    ------------    -----------
  Net loss, as reported...................................       $    (18,120)    $   (27,750)   $   (28,874)
  Add:  stock-based compensation expense included in
    reported net loss, net of related tax effects.........              1,393           6,634          4,165
  Deduct:  total stock-based compensation expense determined
    under fair value method for all awards................             (3,960)         (8,032)        (6,169)
                                                                 ------------     -----------    -----------
  Net loss, pro forma.....................................       $    (20,687)    $   (29,148)   $   (30,878)
                                                                 ============     ===========    ===========
  Basic and diluted net loss per share, as reported.......       $      (0.87)    $     (1.37)   $     (1.88)
                                                                 ============     ===========    ===========
  Basic and diluted net loss per share, pro forma.........       $      (0.99)    $     (1.43)   $     (2.01)
                                                                 ============     ===========    ===========

     These pro forma amounts may not be representative of the effects on reported net loss for future years as options vest over several years and additional awards are generally made each year.

     The weighted-average grant date fair value of options granted during the years ended March 31, 2003, 2002 and 2001 was $0.60, $2.35 and $5.78,
respectively, and the weighted-average grant date fair value of ESPP shares was $0.52, $1.04 and $2.07 during the years ended March 31, 2003, 2002 and 2001, respectively.

                                  VIRAGE, INC.

Comprehensive Net Loss

     The Company has adopted the FASB's Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for the reporting and display of comprehensive income
(loss) and its components in a full set of general purpose financial statements. To date, the Company has had no other comprehensive income (loss) of a significant nature, and consequently, net loss equals total comprehensive net loss.

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

                                                           Years Ended March 31,
                                                -----------------------------------------
                                                    2003           2002           2001
                                                -----------    -----------    -----------
           Net loss........................     $   (18,120)   $   (27,750)   $   (28,874)
                                                ===========    ===========    ===========
           Weighted-average shares of common
             stock outstanding.............          20,842         20,452         15,781
           Less weighted-average shares of
             common stock subject to
             repurchase....................              (8)          (125)          (384)
                                                -----------    -----------    -----------
           Weighted-average shares used in
             computation of basic and
             diluted net loss per share....          20,834         20,327         15,397
                                                ===========    ===========    ===========
           Basic and diluted net loss per
             share.........................     $     (0.87)   $     (1.37)   $     (1.88)
                                                ===========    ===========    ===========

     The Company has excluded all outstanding stock options, warrants and shares subject to repurchase from the calculation of basic and diluted net loss per share because these securities are antidilutive for all periods presented. Options and warrants to purchase 8,066,825, 7,630,293 and 6,502,656 shares of common stock and common stock equivalents were outstanding at March 31, 2003, 2002 and 2001, respectively. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

Fair Value of Financial Instruments

     The Company has evaluated the estimated fair value of financial instruments at March 31, 2003 and 2002. The amounts reported for cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate carrying values due to the short-term maturities of these instruments.

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

Long-Lived Assets

     The Company has adopted the FASB's Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("FAS 144") which requires impairment losses to be recorded for long-lived assets used in operations, such as property, equipment and improvements, and intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. Through March 31, 2003, FAS 144 has had no impact on the Company's financial position or results of operations.

Impact of Recently Issued Accounting Standards

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit and Disposal Activities ("FAS 146")." This statement revises the accounting for exit and disposal activities under the FASB's Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity ("EITF 94-3")." Pursuant to FAS 146, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value, and are also required to subsequently adjust the recorded liability for changes in estimated cash flows. Liabilities that a company previously recorded under EITF 94-3 are grandfathered. The Company adopted FAS 146 during the year ended March 31, 2003 and recorded certain charges related to excess space as of the date it ceased to use the space. Based upon the facts and circumstances around charges that the Company historically has been required to record, the Company currently believes that the adoption of FAS 146 may affect the timing of, but ultimately will not have a materially different impact on, its operations, financial position or cash flows.

                                  VIRAGE, INC.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure ("FAS 148")." FAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("FAS 123")," to provide alternative methods of transition to FAS 123's fair value method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure provisions of FAS 123 and Accounting Principles Board's Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings (loss) per share in annual and interim financial statements. FAS 148 does not require companies to account for employee stock options using the fair value method of accounting (ie. the expensing of stock option grants in a company's statement of operations). The Company adopted the disclosure provisions of FAS 148 in the fiscal fourth quarter of its year ended March 31, 2003. FAS 148 has not had a material effect on the Company's operations, financial position or cash flows as the Company will continue to account for employee stock options using the intrinsic value method of accounting. However, the Company will be required to provide additional disclosures with its interim and annual financial statements regarding the impact of employee stock options as if it had accounted for employee stock options using the fair value method of accounting.

     In December 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45")." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has adopted the disclosure requirements of FIN 45 as of March 31, 2003. In addition, the Company adopted the initial recognition and measurement of the fair value of the obligation undertaken in issuing the guarantee on a prospective basis for all guarantees. The effect of the adoption of FIN 45 on the Company's operations, financial position or cash flows was not material.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("FIN 46")." FIN 46 requires an investor with a majority of the variable interests in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. To date, the Company has not invested in any VIE's and does not expect the adoption of FIN 46 to be material on its operations, financial position or cash flows.

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

                                  VIRAGE, INC.

Lease Commitments and Lease Amendment

Operating Lease Commitment

     The Company leases certain of its facilities under operating leases, some of which have options to extend the lease period. Rent expense was $4,056,000, $4,678,000 and $2,714,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

     Future minimum lease payments under non-cancelable operating leases at March 31, 2003 are as follows (in thousands):

                                                Operating
       Years Ending March 31,                    Leases
       ----------------------                  ----------
           2004............................    $    2,694
           2005............................         1,651
           2006............................         1,414
           2007............................           707
                                               ----------
            Total minimum payments.........    $    6,466
                                               ==========

     The aforementioned amounts include estimates of expected fair market rental rates in fiscal years ending March 31, 2004 to March 31, 2007 and the payments of cash and forfeiture of other collateral of $1,000,000 for the year ending March 31, 2004, respectively, pursuant to the Lease Amendment described below.

     During the years ended March 31, 2003, 2002 and 2001, the Company was able to sublease certain of its facilities. Rental payments received that relate to the subleases were $124,000, $2,344,000 and $1,185,000 for the years ended March 31, 2003, 2002 and 2001, respectively (none for the year ended March 31, 2000). Sublease income is recorded as contra-rent expense in the Company's statements of operations. The sublease agreements remaining provide for payments to be received by the Company of $66,000 during each of the years ended March 31, 2004 and 2005, respectively.

Operating Lease Amendment

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

     In addition, the Company and its landlord will use best efforts to have the landlord lease, to a third party, certain space that the Company abandoned in March 2003. If the space is leased to a third party, the space will be excluded from the Lease Amendment as of the date an agreement for the third party lease is executed, subject to the Company guaranteeing its landlord the Minimum Rate for the leased space. This guarantee will continue for a minimum of 24 months after the date of execution for the leased space.

     Furthermore, if the Company is acquired by an unrelated entity, the acquirer may terminate the lease obligation for a termination fee equal to 67% of the total minimum monthly rent payable for the remaining term of the lease subsequent to such acquisition.

                                  VIRAGE, INC.

     In consideration for the above, the Company issued its landlord a warrant to purchase 200,000 shares of the Company's common stock at $0.57 per share (see
Note 3). In addition, the Company forfeited $1,250,000 of $2,000,000 of restricted cash used to collateralize a letter of credit. The Company also forgave approximately $240,000 of security deposits. The $2,000,000 of restricted cash and $240,000 of security deposits were classified as other assets on the Company's consolidated balance sheet at March 31, 2002.

     The Company is obligated to forfeit $750,000 of restricted cash, which collateralizes its obligation and is classified as other assets on the Company's consolidated balance sheet, to its landlord if the landlord is able to lease the Company's excess space. The Company estimates it will also incur approximately $359,000 of other collateral forfeitures relating to certain provisions set forth within the Lease Amendment.

     In addition, the landlord, under certain limited conditions and exceptions specified in the Lease Amendment, may have the option to extend the term of the Lease Amendment for an additional five (5) years, with the base rent for the renewal term based on fair market value.

     The Company is amortizing the payments and other collateral described above as rent expense over the life of the lease. In March 2003, the Company abandoned approximately half of its headquarters facility to facilitate the leasing of the excess space to a third party. As a result of this and the Company's adoption of FAS 146 (see Note 1), the Company incurred charges of approximately $2,239,000 (including $89,000 of equipment write-downs) during the year ended March 31, 2003. The charges are related to the write-off of approximately half of the unamortized portion of payments and other collateral forfeiture described above and the accrual of approximately $1,026,000 relating to the expected leasing of the excess space to a third party at a rate that is below the Minimum Rate guarantee.

     The Company has made a number of assumptions, such as length of time required to engage a sublessee, and estimates, such as the assumed sublease rate, in deriving the accounting for its lease amendment and excess facility space. The Company's assumptions and estimates are based upon the best information the Company has at the time any charges are derived. There are a number of external factors outside of the Company's control that could materially change the Company's assumptions and estimates and require the Company to record additional charges in future periods. The Company monitors all of these external factors and the impact on its assumptions and estimates as part of its on-going financial reporting processes.

Technology Provider Royalty Commitments

     The Company licenses technology from third parties, including software that is integrated with internally developed software and used in the Company's products to perform key functions. In consideration for this, the Company is obligated to provide its third party technology partners with cash royalty payments generally calculated as a fee per unit of product that the Company sells that incorporates the third party's technology. In some instances, the Company is obligated to pay a minimum royalty or fixed-fee to the vendor, regardless of the quantities of products the Company actually sells. Royalty expenses are included in the Company's cost of license revenues, which totaled $738,000, $705,000 and $723,000 for the years ended March 31, 2003, 2002 and
2001, respectively.

                                  VIRAGE, INC.

     Future minimum and fixed fee royalty payments under these agreements at March 31, 2003 are as follows (in thousands):

                                                        Minimum
            Years Ending March 31,                    Commitments
           -----------------------                    -----------
              2004............................        $      340
              2005............................               300
              2006............................               300
              2007............................               350
                                                      ----------
                 Total minimum payments.......        $    1,290
                                                      ==========

     It is the Company's best estimate as of March 31, 2003 that the Company will recoup each period's commitment via future revenue streams generated by its products. The Company has no loss-type contracts related to its technology provider royalty commitments as of March 31, 2003.

Other Commitments

     At March 31, 2003, the Company has other contractual and commercial commitments not included on its balance sheet that it has entered into in the ordinary course of business. Examples of these commitments include telecom costs, marketing contracts, and other infrastructure requirements, all of which are currently being used by the Company. Future full fiscal year commitments remaining for these obligations are as follows: $154,000 in 2004, $21,000 in 2005, and $1,000 in 2006 ($176,000 in total other commitments as of March 31, 2003).

Guarantees

     The Company generally provides a warranty for its software products and services to its customers for a period of 90 days and accounts for its warranties under the FASB's Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." The Company's software products' media are generally warranted to be free of defects in materials and workmanship under normal use and the products are also generally warranted to substantially perform as described in certain Company documentation. The Company's services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer's signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work around or replacement product. The Company's warranty accrual as of March 31, 2003 and 2002 was not significant and, to date, the Company's product warranty expense has not been significant.

     The Company has two letters of credit that collateralize certain operating lease obligations of the Company and total approximately $768,000 and $2,018,000 at March 31, 2003 and 2002, respectively. The Company collateralizes these letters of credit with cash deposits made with certain of its financial institutions and has classified these cash deposits as other assets on the Company's balance sheet as of March 31, 2003 and 2002. The Company's landlords are able to withdraw on each respective letter of credit in the event that the Company is found to be in default of its obligations under each of its operating leases.

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

                                  VIRAGE, INC.

Restructuring

     The Company accounted for its restructuring plans implemented during its years ended March 31, 2003 and 2002 pursuant to EITF 94-3, until the fiscal quarter ended December 31, 2002, at which point the Company early adopted the provisions of FAS 146.

     During the year ended March 31, 2003, the Company implemented additional restructuring programs to better align operating expenses with anticipated revenues. In each of the quarterly fiscal 2003 periods in which a plan was implemented, appropriate levels of the Company's management had approved and committed the Company to the specific actions for each of these programs. The Company recorded a $3,215,000 restructuring charge, which consisted of $2,150,000 of excess facility charges (recorded in the Company's fiscal fourth quarter of the year ended March 31, 2003), $849,000 in employee severance costs (the significant majority of which was recorded during the three months ended June 30, 2002) and $216,000 in equipment write-downs across most of the expense line items in the Company's consolidated statement of operations for the year ended March 31, 2003. The restructuring programs resulted in a reduction in force across all Company functions of approximately 50 employees. At March 31, 2003, the Company had $1,515,000 of accrued restructuring costs related to monthly rent for excess facility capacity, and potential cash payments and potential forfeiture of cash-based collateral in conjunction with the Lease Amendment described above. The Company expects to pay out its excess facility charges accrued as of March 31, 2003 over the life of the operating lease, which runs through September 2006. The Company expects to forfeit its cash-based collateral and pay out cash payments related to its Lease Amendment over the course of the next twelve months.

     During the year ended March 31, 2003, the Company made an adjustment of $66,000 to its accrued excess facilities costs. The excess facility accrual was originally recorded pursuant to EITF 94-3. The adjustment is a result of the Company's re-occupying certain space in March 2003 that it had previously written-off and had not intended to use until April 2003.

    The following table depicts the restructuring activity during the year ended March 31, 2003 (in thousands):

                               Balance at                          Expenditures                         Balance at
        Category            March 31, 2002      Additions        Cash    Non-cash    Adjustments      March 31, 2003
        --------            --------------      ---------       ------   --------    -----------      --------------
  Excess facilities.......   $      460         $   2,150      $ 1,029   $    --     $      66        $        1,515
  Employee severance......          259               849        1,108        --            --                    --
  Equipment write-downs...           --               216           --       216            --                    --
  Other exit costs........           44                --           44        --            --                    --
                             ----------         ---------      -------   -------     ---------        --------------
    Total.................   $      763         $   3,215      $ 2,181   $   216     $      66        $        1,515
                             ==========         =========      =======   =======     =========        ==============

     During the year ended March 31, 2002, the Company implemented restructuring programs to better align operating expenses with anticipated revenues. In each of the quarterly fiscal 2002 periods in which a plan was implemented, appropriate levels of the Company's management had approved and committed the Company to the specific actions for each of these programs. The Company recorded a $2,038,000 restructuring charge, which consists of $611,000 in facility exit costs, $928,000 in employee severance costs, $455,000 in equipment write-downs, and $44,000 in other exit costs across most of the expense line-items in the Company's consolidated statement of operations for the year ended March 31, 2002. The restructuring programs resulted in a reduction in force across all company functions of approximately 60 employees. At March 31, 2002, the Company had $763,000 of accrued restructuring costs related to monthly rent for excess facility capacity, employee severance payments and other exit costs. The Company paid these accrued amounts during the year ended March 31, 2003.

                                  VIRAGE, INC.

     The following table depicts the restructuring activity during the year ended March 31, 2002 (in thousands):

                                                         Expenditures              Balance at
        Category                       Additions      Cash      Non-cash         March 31, 2002
        --------                       ---------      ----      --------         --------------
         Excess facilities.........    $     611     $ 151      $     --         $          460
         Employee severance........          928       669            --                    259
         Equipment write-downs.....          455        --           455                     --
         Other exit costs..........           44        --            --                     44
                                       ---------     -----      --------         --------------
          Total......................  $   2,038     $ 820      $    455         $          763
                                       =========     =====      ========         ==============

Litigation

     Beginning on August 22, 2001, purported securities fraud class action complaints were filed in the United States District Court for the Southern District of New York. The cases were consolidated and the litigation is now captioned as In re Virage, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-7866 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). On or about April 19, 2002, plaintiffs electronically served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased the Company's common stock from June 28, 2000 through December 6, 2000. It names as defendants the Company and several investment banking firms that served as underwriters of the Company's initial public offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offering did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

     The Company is aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, the Company (and the other issuer defendants) filed a motion to dismiss. On February 19, 2003, the Court issued a ruling on the motions. The Court denied the motions to dismiss the claims under the Securities Act of 1933. The Court granted the motions to dismiss the claims under the Securities Exchange Act of 1934 with prejudice. The Company believes it has meritorious defenses to these claims and intends to defend against them vigorously.

     From time to time, the Company may become involved in litigation claims arising from its ordinary course of business. The Company believes that there are no claims or actions pending or threatened against it, the ultimate disposition of which would have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NASDAQ Listing Requirements

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

                                  VIRAGE, INC.

     The Company received a letter in March 2003 that stated the Company was not in compliance with the minimum $1.00 per share listing requirement. NASDAQ indicated that the Company has until April 29, 2003 to regain compliance. In May 2003, the Company received a subsequent letter from NASDAQ's compliance department--see Note 9.

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

                                  VIRAGE, INC.

     In November 1999, the Company entered into a software development and distribution agreement with SRI, International that provides the Company with a non-exclusive license from SRI, International to embed and distribute SRI's optical character recognition technology as a plug-in module to the Company's VideoLogger product. The Company is required to pay SRI, International cash royalty payments, subject to a minimum of $100,000 over the term of the agreement, based upon annual license copy volumes as are defined within the agreement. The Company also issued an immediately exercisable, nonforfeitable warrant to purchase 19,055 shares of Series E preferred stock at an exercise price of $6.56 per share, subject to certain adjustments. During the year ended March 31, 2001, the warrant was exercised resulting in $125,000 of proceeds to the Company. The Company determined the fair value of the warrants ($185,000) using the Black-Scholes valuation model assuming a fair value of the Series E preferred stock of $13.20, a risk-free interest rate of 5.9%, a volatility factor of 90%, and a life of 3 years. The fair value of the warrants has been recorded as a technology right and is being amortized to cost of goods sold over the life of the agreement, which expires on December 31, 2004. Amortization expense of $36,000, $35,000 and $35,000 was recorded during the years ended March 31, 2003, 2002 and 2001, respectively.

     In December 1999, the Company issued an immediately exercisable warrant to purchase 75,435 shares of Series E preferred stock at $6.56 per share in consideration for advertising provided by an Internet portal company. During the year ended March 31, 2001, the warrant was net exercised by the holder resulting in the issuance of 34,197 shares. The Company determined the fair value of the warrant using the Black-Scholes valuation model assuming a fair value of the Series E preferred stock of $13.20, risk-free interest rate of 6.1%, volatility factor of 90%, and a life of 4 years. The fair value of the warrant ($781,000) was recorded as deferred advertising costs and was amortized into sales and marketing expense on a straight-line basis over 12 months, the term of the advertising agreement, which commenced January 2000. Amortization expense of $586,000 was recorded during the years ended March 31, 2001 (none for the years ended March 31, 2003 and 2002).

     In February 2000, the Company entered into a six-year operating lease agreement on a new building. As part of the operating lease agreement, the Company issued a warrant to the landlord in June 2000 to purchase 181,818 shares of common stock at $11.00 per share which was exercised during the year ended March 31, 2001 resulting in proceeds of $2,000,000 to the Company. The warrant was issued concurrent with the pricing of the Company's IPO and if not exercised, the warrant would have expired at the end of the first day that the Company's stock began trading on NASDAQ. The Company estimated that the value of the warrant is $72,000 using a Black-Scholes model with the following assumptions: price of $11.00 as the deemed fair value, a risk-free interest rate of 6.1%, a volatility factor of 90%, and an expected life of one day (based upon the foregoing explanation of the warrant's short contractual life). The value of the warrant is being amortized as rent expense over the term of the six-year lease agreement and $35,000, $12,000 and $6,000 was recorded during the years ended March 31, 2003, 2002 and 2001, respectively.

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

                                  VIRAGE, INC.

     In December 2002, the Company entered into an amendment for its headquarters' operating lease (see Note 2) and issued an immediately exercisable, non-forfeitable warrant to purchase 200,000 shares of common stock at $0.57 per share. The warrant expires in December 2005. The value of the warrant was estimated to be $86,000 and was based upon a Black-Scholes valuation model with the following assumptions: risk free interest rate of 1.9%, no dividend yield, volatility of 130%, expected life of three years, and exercise price of $0.57. The non-cash amortization of the warrant's value is being recorded as rent expense over the life of the lease. During the year ended March 31, 2003, the Company recorded $44,000 as rent expense related to this warrant.

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

     In addition, the Company had two employees that were eligible to participate in this program that did not meet certain employee definitional criteria pursuant to APB Opinion No. 25, as interpreted by the FASB's
Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25 ("FIN 44")." Accordingly, the Company had to account for the option grants to these two participants as though they were non-employees pursuant to EITF Issue 96-18, resulting in the Company recording non-cash, stock-based charges of $87,000 for the year ended March 31, 2003.

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

                                  VIRAGE, INC.

     Options granted under the 1995 Plan are not exercisable until they are fully vested. Options granted under the 1997 Plan are immediately exercisable, but shares so purchased that are not yet vested may be repurchased by the Company, at the Company's option, upon termination of employment at the exercise price. All shares subject to options outstanding under the 1995 Plan that expired or were terminated, canceled, or repurchased were added to the number of shares authorized and reserved for issuance under the 1997 Plan.

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

     A summary of all of the Company's stock option plans activity and related information is set forth below:

                                                                 Options Outstanding
                                                                 -------------------
                                                 Shares                       Weighted
                                                Available      Number of       Average
                                                for Grant       Shares     Exercise Price
                                                ---------      ---------   --------------
        Balance at March 31, 2000.........      3,199,734      3,653,514       $ 6.00
          Options granted.................     (3,252,025)     3,252,025       $ 8.55
          Options exercised...............             --       (266,481)      $ 2.20
          Options canceled................        345,056       (345,056)      $ 8.69
          Options repurchased.............         23,897             --       $ 2.07
                                              -----------    -----------
        Balance at March 31, 2001.........        316,662      6,294,002       $ 7.34
          Options authorized..............      1,900,000             --           --
          Options granted.................     (2,422,525)     2,422,525       $ 3.08
          Options exercised...............             --       (206,787)      $ 0.33
          Options canceled................      3,741,351     (3,741,351)      $ 9.32
          Options repurchased.............         80,050             --       $ 0.34
                                              -----------    -----------
        Balance at March 31, 2002.........      3,615,538      4,768,389       $ 3.92
          Options authorized..............      1,000,000             --           --
          Options granted.................     (5,143,750)     5,143,750       $ 0.78
          Options exercised...............             --       (186,256)      $ 0.53
          Options canceled................      2,059,058     (2,059,058)      $ 3.72
                                              -----------    -----------
        Balance at March 31, 2003.........      1,530,846      7,666,825       $ 1.94
                                              ===========    ===========

     As of March 31, 2003, there were 522 shares of common stock exercised pursuant to stock options that were not fully vested. These shares are subject to repurchase solely at the option of the Company at the original grant price upon an employee's termination.

                                  VIRAGE, INC.

     The following table summarizes information about stock options outstanding and exercisable at March 31, 2003:

                                  Options Outstanding                      Options Exercisable
                         -------------------------------------------   ---------------------------
                                         Weighted-
                                          Average
                                         Remaining       Weighted-                     Weighted-
     Range of              Number       Contractual       Average        Number         Average
  Exercise Prices        Outstanding       Life       Exercise Price   Exercisable  Exercise Price
  ---------------        -----------       ----       --------------   -----------  --------------
                                        (in years)
$  0.15-- $  0.40           178,851        4.92           $ 0.31          178,851       $ 0.31
$  0.41-- $  0.60         2,090,325        9.35           $ 0.59        2,005,115       $ 0.59
$  0.61-- $  1.00         1,907,667        9.30           $ 0.77        1,733,478       $ 0.77
$  1.01-- $  2.50         1,371,995        8.55           $ 2.02        1,309,190       $ 2.03
$  2.51-- $  5.00         1,602,510        7.87           $ 3.72        1,387,034       $ 3.87
$  5.01-- $ 12.00           515,477        6.76           $ 6.72          507,667       $ 6.72
                         ----------                                    ----------
$  0.15-- $ 12.00         7,666,825        8.61           $ 1.94        7,121,335       $ 1.97
                         ==========        ====           ======       ==========       ======

     In March 2000, the Company's stockholders approved the Virage, Inc. 2000 Employee Stock Purchase Plan (the "ESPP"), which is designed to allow eligible employees of the Company to purchase shares of the Company's common stock at semiannual intervals through periodic payroll deductions. An aggregate of 1,900,000 shares of common stock has been reserved for the ESPP, and 498,816 shares have been issued through March 31, 2003. The number of shares reserved is increased cumulatively by the lesser of 400,000 shares or two percent of the number of issued and outstanding shares of common stock on the immediately preceding March 31 on each April 1 through April 1, 2010. The ESPP is implemented in a series of successive offering periods, each with a maximum duration of 24 months. Eligible employees can have up to 10% of their base salary deducted that is to be used to purchase shares of the common stock on specific dates determined by the board of directors (up to a maximum of $25,000 per year based upon the fair market value of the shares). The price of common stock purchased under the ESPP will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date.

Deferred Compensation & Option Vesting Acceleration

     During the years ended March 31, 2003 and 2001, the Company recorded aggregate deferred compensation of $69,000 and $71,000, respectively, representing the difference between the exercise price of stock options granted and the then deemed fair value of the Company's common stock (none for the year ended March 31, 2002). The amortization of deferred compensation is charged to operations over the vesting period of the options using the straight-line method, which is typically four years. For the years ended March 31, 2003, 2002 and 2001, the Company amortized $1,306,000, $6,511,000 and $4,165,000, respectively, of deferred compensation of which $1,306,000, $5,113,000 and 3,294,000, respectively, related to stock options issued to employees (presented separately in the Company's statement of operations) and none, $1,398,000 and $871,000, respectively, related to stock options issued to consultants.

     During the year ended March 31, 2002, the Company accelerated the vesting of stock options for certain employees upon their termination pursuant to certain agreements entered into between the former employees and the Company. Pursuant to the FIN 44, the fair value of the options of $123,000 was determined based upon the intrinsic value of the accelerated shares as of the modification date and was recorded as expense during the year ended March 31, 2002.

                                  VIRAGE, INC.

Options Issued to Consultants

     As described above, the Company had two employees that were eligible to participate in its Voluntary Stock Option Cancellation and Re-grant Program that did not meet certain employee definitional criteria Accordingly, the Company had to account for the option grants to these two participants as though they were non-employees pursuant to FAS 123 and EITF 96-18, resulting in the Company recording non-cash, stock-based charges of $87,000 for the year ended March 31, 2003 based upon the Black-Scholes valuation model and the following inputs: exercise price of $0.59, fair market value of $0.59 on date of grant and other prices based upon various remeasurement dates, expected lives of three to nine months, volatility of 121%, interest rate of 2.5% and no dividend yield.

     Through the year ended March 31, 2002, the Company had granted options to purchase 295,523 shares of common stock to consultants at exercise prices ranging from $1.00 to $12.00 per share. The options were granted in exchange for consulting services to be rendered and vest over periods ranging from immediately to four years. The Company valued these options at $2,846,000 being their fair value estimated using a Black-Scholes valuation model assuming fair values of common stock ranging from $1.52 to $11.00 per share, risk-free interest rates ranging from 4.8% to 6.1%, a volatility factor of 90% and a life of four years. The options issued to consultants were marked-to-market using the estimate of fair value at the end of each accounting period pursuant to EITF 96-18. During the year ended March 31, 2001, the Company recorded additional deferred compensation of $71,000 pursuant to this provision which was amortized over the remaining vesting period. The Company recorded a non-cash, stock-based charge to operations of $1,398,000 and $871,000 for the years ended March 31, 2002 and 2001, respectively, representing the amortization of deferred compensation related to these options. The Company also reversed the unamortized portion of deferred compensation of $29,000 related to these options during the year ended March 31, 2002 due to the termination of service by these consultants prior to the full-vesting of the options granted.

4. Shares Reserved

    At March 31, 2003, common stock reserved for future issuance was as follows:

                                                        Number of Securities
                                                         to be Issued upon
                                                            Exercise of         Weighted-       Shares
                                                        Outstanding Options,    Average       Available
                                                        Warrants and Rights  Exercise Price   For Grant
                                                        -------------------  --------------   ---------
Equity compensation plans approved
  by stockholders...................................          6,866,805        $     1.96      2,832,050
Equity compensation plans not approved
  by stockholders...................................          1,200,020        $     2.17         99,980
                                                             ----------                        ---------
   Total..........................................            8,066,825        $     1.99      2,932,030
                                                             ==========        ==========      =========


     Included  in  the   2,832,050   shares   available  for  grant  for  equity
compensation plans approved by stockholders are 1,401,184 shares reserved pursuant to the Company's ESPP (see above).

5. Savings Plan

     The Company maintains a savings plan under Section 401(k) of the Internal Revenue Code. Under the plan, employees may defer certain amounts of their pretax salaries but not more than statutory limits. The Company may make discretionary contributions to the plan as determined by the Board of Directors. The Company has not contributed to the plan through March 31, 2003.

                                  VIRAGE, INC.

6. Income Taxes

     Due to operating losses and the Company's inability to recognize an income tax benefit from current losses, there is no provision for income taxes for the years ended March 31, 2003, 2002 or 2001.

     The difference between the provision for income taxes and the amount computed by applying the Federal statutory income tax rate to income before taxes is explained below (in thousands):

                                                                                    March 31,
                                                                    -------------------------------------
                                                                        2003          2002         2001
                                                                    ----------     ---------    ---------
Tax benefit at federal statutory rate (34%).....................    $   (6,161)    $  (9,435)   $  (9,817)
Loss for which no tax benefit is currently recognizable.........         5,678         6,985        8,664
Nondeductible stock compensation................................           483         2,450        1,153
                                                                    ----------     ---------    ---------
 Total provision...............................................     $       --     $      --    $      --
                                                                    ==========     =========    =========

     Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                        March 31,
                                                   ------------------
                                                     2003      2002
                                                   -------   --------

Deferred tax assets:
  Net operating loss carryforwards..........    $  28,800   $  24,000
  Tax credit carryforwards..................        1,800         870
  Other individually immaterial items.......         (430)      2,170
                                                ---------   ---------
     Total deferred tax assets..............       29,550      27,040
Valuation allowance.........................      (29,550)    (27,040)
                                                ---------   ---------
Net deferred tax assets.....................    $      --   $      --
                                                =========   =========

     FASB Statement No. 109, "Accounting for Income Taxes," provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets. The valuation allowance increased by $2,510,000 and $7,872,000 during the years ended March 31, 2003 and 2002, respectively.

     As of March 31, 2003, the Company had federal and state net operating loss carryforwards of approximately $80,206,000 and $26,269,000, respectively. As of March 31, 2003, the Company also had federal and state research and development tax credit carryforwards of approximately $759,000 and $647,000, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2003, if not utilized.

     Utilization of the net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credit carryforwards before utilization.

                                  VIRAGE, INC.

7. Segment Reporting

     The Company has two reportable segments: the sale of software and related software support services and the sale of its application and professional services which includes set-up fees, professional services fees, video processing fees, and hosting and distribution fees ("application and professional services"). The Company's Chief Operating Decision Maker ("CODM") is the Company's Chief Executive Officer who evaluates performance and allocates resources based upon total revenues and gross profit (loss). Discreet financial information for each segment's profit and loss and each segment's total assets is not provided to the Company's CODM, nor is it tracked by the Company.

     Information on the Company's reportable segments for the years ended March 31, 2003, 2002 and 2001 are as follows (certain prior year balances have been reclassified to conform with current year presentation, in thousands):

                                                                  Years Ended March 31,
                                                      -----------------------------------------
                                                           2003          2002           2001
                                                      ------------- -------------  ------------
                 Software:
                   Total revenues................      $     8,766   $    10,068    $     7,914
                   Total cost of revenues........            1,589         1,307          1,199
                                                       -----------   -----------    -----------
                   Gross profit..................      $     7,177   $     8,761    $     6,715
                                                       ===========   ===========    ===========

                 Application and Professional
                 Services:
                   Total revenues................      $     4,163   $     6,677    $     3,487
                   Total cost of revenues........            3,750         8,158          7,054
                                                       -----------   -----------    -----------
                   Gross profit (loss)...........      $       413   $    (1,481)   $    (3,567)
                                                       ===========   ===========    ===========

     Total revenues to customers located outside the United States were approximately $3,285,000, $3,997,000, and $3,341,000 for the years ended March 31, 2003, 2002 and 2001, respectively. Virage Europe Ltd. and Virage GmbH, the Company's European subsidiaries, accounted for approximately $1,539,000, $2,114,000 and $2,020,000 of the Company's total revenues for the years ended March 31, 2003, 2002 and 2001, respectively. The total combined assets of Virage Europe Ltd. and Virage GmbH accounted for less than five percent of the Company's total assets as of March 31, 2003 and 2002.

8.  Quarterly Financial Data (Unaudited)

                                                         Three Months Ended
                       ----------------------------------------------------------------------------------------------------
                       March 31,   December 31,  September 30,  June 30,   March 31,  December 31,  September 30,  June 30,
                          2003         2002          2002         2002       2002         2001          2001         2001
                          ----         ----          ----         ----       ----         ----          ----         ----
                                                                   (in thousands)
Total revenues......  $   3,103     $  3,314     $    3,277     $  3,235    $  3,221   $  4,788     $   4,746     $   3,990
Gross profit........      1,614        2,029          2,058        1,889       1,502      2,459         2,072         1,247
Net loss............     (4,614)      (3,262)        (4,743)      (5,501)     (8,966)    (5,204)       (6,369)       (7,211)
Basic and diluted
  net loss per share  $   (0.22)    $  (0.16)    $    (0.23)    $  (0.27)   $  (0.44)  $  (0.26)    $   (0.31)    $   (0.36)

                                  VIRAGE, INC.

9.  Subsequent Events (Unaudited)

NASDAQ Listing Requirements

     The Company received a NASDAQ letter on May 1, 2003 that stated the Company was not in compliance with the NASDAQ's minimum bid price listing requirement and that the Company had seven calendar days to do one of the following:

        o Submit an application for transfer of the Company's securities for trading to the NASDAQ SmallCap Market;

        o   Request a hearing to appeal the delisting notice; or

        o   Have the  Company's  securities  delisted  from the NASDAQ  National
            Market.

     The Company initiated an appeal process with NASDAQ whereby it has requested an in-person hearing with NASDAQ regulators to present relevant measures the Company is taking in order to improve its operating results and, as a result, bolster its stock price to levels required by NASDAQ. Should NASDAQ dismiss the Company's appeal, the Company believes it will submit an application for transfer to the NASDAQ SmallCap Market, where if accepted, the Company believes it will have at least 180 days from the date of transfer to attempt to regain compliance with NASDAQ's listing requirements. If the Company transfers to the NASDAQ SmallCap Market, it may be eligible to transfer back to the NASDAQ National Market if its bid price maintains the $1.00 per share requirement for 30 consecutive trading days and it has maintained compliance with all other continued listing requirements for the NASDAQ National Market.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    There were no matters to be reported under this item.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

    (a) Executive Officers

        The information with respect to Executive Officers is included in Part I hereof after Item 4.

    (b) Directors

        The information required by this item is included in the section entitled "Election of Directors" in the Proxy Statement for the 2003 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated by reference herein. The information regarding compliance with section 16(a) of the Exchange Act is included in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and incorporated herein by reference.

Item 11. Executive Compensation

     The information required by this item is included in the section entitled "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is included in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference and is also included in Part II, Item 5 and Note 4 of the Company's Consolidated Financial Statements and Notes thereto included in Part II, Item 8, hereof.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is included in the section entitled "Certain Transactions" in the Proxy Statement and is incorporated herein by reference.

Item 14. Controls and Procedures

     Within 90 days prior to the filing date of this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Acting Chief Financial Officer ("ACFO"), of the effectiveness of the design and operation of our "disclosure controls and procedures" and "internal controls" pursuant to Item 307 of Regulation S-K.

     Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) information is accumulated and communicated to management, including the CEO and ACFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures designed with the objective of providing reasonable assurance that our transactions are properly authorized; assets are safeguarded against unauthorized or improper use; and transactions are properly recorded and reported, all to permit the preparation of our consolidated financial statements in conformity with generally accepted accounting principles.

     The evaluation of our disclosure controls and procedures and internal controls included a review of the objectives and processes, implementation by us and effect on the information generated for use in this Annual Report on Form 10-K. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our controls, and whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls, and to confirm that any necessary corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning the effectiveness of these controls can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our internal controls are also evaluated on an ongoing basis by our finance organization. The overall goals of these evaluation activities are to monitor our disclosure and internal controls and to make modifications as necessary. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

     Based on the evaluation described above and subject to the discussion below, our CEO and ACFO concluded that our controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in this Annual Report on Form 10-K. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls since the date of their last evaluation.

     However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a) (1) Financial Statements

             The consolidated financial statements of Virage as set forth under
             Item 8 are filed as part of this Annual Report on Form 10-K.

        (2) Financial Statement Schedule Virage, Inc.

                 Schedule II--Valuation and Qualifying Accounts

                                 (in thousands)

                                                                 Additions                         Balance
                                                  Balance at      charged to                        at end
                                                  beginning       costs and                           of
                Description                       of period       expenses        Adjustments       period
                -----------                       ---------       --------        -----------       ------
Fiscal year ended March 31, 2003
     Allowance for doubtful accounts........       $1,153          $  --             $651          $  502
Fiscal year ended March 31, 2002
     Allowance for doubtful accounts........       $  867          $ 286             $ --          $1,153
Fiscal year ended March 31, 2001
     Allowance for doubtful accounts........       $  591          $ 276             $ --          $  867

All other schedules are omitted because they are not applicable or the amounts are insignificant or the required information is presented in the Consolidated Financial Statements and Notes thereto in Item 8 above.

          (3) Exhibits

Exhibit
Number                                Description of Document
------                                -----------------------
 3.1+            Amended  and  Restated  Certificate  of  Incorporation  of  the
                 Registrant
 3.2+            Amended and Restated Bylaws of the Registrant
 4.1+            Second Amended and Restated Rights  Agreement,  dated September
                 21, 1999, between Registrant and certain stockholders
 4.2+            Specimen Stock Certificate
 4.3+            Amendment  No.  1  to  Second   Amended  and  Restated   Rights
                 Agreement,  dated  September 21, 1999,  between  Registrant and certain stockholders
 4.5++           Warrant  to  Purchase  Common  Stock  between  Virage  and  MLB
                 Advanced Media, L.P., dated December 31, 2000
 4.6++           Warrant to Purchase  Common Stock  between  Registrant  and JRT
                 Investment  Company, a limited  partnership wholly owned by Jim
                 Joseph Revocable Trust, dated December 23, 2002.
10.1+            Form  of  Indemnification   Agreement  between  Registrant  and
                 Registrant's directors and officers
10.2+            1995 Stock Option Plan
10.3+            1997 Stock Option Plan
10.4+            2000 Employee Stock Purchase Plan
10.5+            Lease  Agreement,  dated January 17, 1996, as amended,  between
                 Casiopea Venture Corporation and Registrant
10.6+            Lease  Agreement,  dated January 17, 1996, as amended,  between
                 Casiopea Venture Corporation and Registrant
10.7+            License  Agreement,  dated  September 27, 1999,  between Office
                 Dynamics Limited, Protege Property and Registrant
10.8+            Security  and  Loan  Agreement,  dated  November  2,  1998,  as amended, between Imperial Bank and Registrant
10.9+            Office  Lease,  dated  February 17,  2000,  between Jim Joseph,
                 Trustee,  Jim Joseph Revocable  Trust,  dated January 19, 2000, and Registrant
10.10+           Agreement,  dated February 28, 2000,  between  Pinewood Studios
                 Limited and Registrant
10.11+++         2001 Nonstatutory Stock Option Plan
10.12++          Severance Agreement with Michael H. Lock
10.13++          Retention Bonus and Severance Agreement with Scott Gawel
10.14++          Amendment to Office Lease, Dated December 23, 2002, between 411
                 Borel LLC and Registrant
23.1             Consent of Ernst & Young LLP, Independent Auditors
24.1             Power of Attorney (included on signature page)
99.1             Certifications  under Section 906 of the  Sarbanes-Oxley Act of
                 2002

+Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-96315).

++ Incorporated by reference to the Registrant's Quarterly Reports filed on Form 10-Q on February 6, 2001, November 12, 2002 or February 14, 2003.

+++Incorporated by reference to the Registrant's Annual Report filed on Form 10-K on June 14, 2002.

   (b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter ended March 31, 2003.

   (c)  See Item 14(a)(3) above.

   (d)  See Items 8 and 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 16, 2003.

                                           Virage, Inc.


                                        By:    /s/ Paul G. Lego
                                           -------------------------------------
                                           Paul G. Lego
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer

                                POWER OF ATTORNEY

     Know all persons by these presents, that each person whose signature appears below constitutes and appoints Paul G. Lego and Scott C. Gawel, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

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

                Signature                                      Title                             Date
                ---------                                      -----                             ----


             /s/ Paul G. Lego                  Chairman, President and                       June 16, 2003
-------------------------------------------    Chief Executive Officer
               Paul G. Lego                    (Principal Executive Officer)


            /s/ Scott C. Gawel                 Vice President, Finance and                   June 16, 2003
-------------------------------------------    Acting Chief Financial Officer
              Scott C. Gawel                   (Principal Financial and Accounting
                                               Officer)


            /s/ Alar E. Arras                  Director                                      June 16, 2003
-------------------------------------------
              Alar E. Arras


           /s/ Ronald E.F. Codd                Director                                      June 16, 2003
-------------------------------------------
             Ronald E.F. Codd


          /s/ Philip W. Halperin               Director                                      June 16, 2003
-------------------------------------------
            Philip W. Halperin


        /s/ Randall S. Livingston              Director                                      June 16, 2003
-------------------------------------------
          Randall S. Livingston


         /s/ Standish H. O'Grady               Director                                      June 16, 2003
-------------------------------------------
           Standish H. O'Grady


       /s/ William H. Younger, Jr.             Director                                      June 16, 2003
-------------------------------------------
         William H. Younger, Jr.

                                INDEX TO EXHIBITS

Exhibit
Number                                Description of Document
------                                -----------------------
3.1+             Amended  and  Restated  Certificate  of  Incorporation  of  the
                 Registrant
 3.2+            Amended and Restated Bylaws of the Registrant
 4.1+            Second Amended and Restated Rights  Agreement,  dated September
                 21, 1999, between Registrant and certain stockholders
 4.2+            Specimen Stock Certificate
 4.3+            Amendment  No.  1  to  Second   Amended  and  Restated   Rights
                 Agreement,  dated  September 21, 1999,  between  Registrant and certain stockholders
 4.5++           Warrant  to  Purchase  Common  Stock  between  Virage  and  MLB
                 Advanced Media, L.P., dated December 31, 2000
 4.6++           Warrant to Purchase  Common Stock  between  Registrant  and JRT
                 Investment  Company, a limited  partnership wholly owned by Jim
                 Joseph Revocable Trust, dated December 23, 2002.
10.1+            Form  of  Indemnification   Agreement  between  Registrant  and
                 Registrant's directors and officers
10.2+            1995 Stock Option Plan
10.3+            1997 Stock Option Plan
10.4+            2000 Employee Stock Purchase Plan
10.5+            Lease  Agreement,  dated January 17, 1996, as amended,  between
                 Casiopea Venture Corporation and Registrant
10.6+            Lease  Agreement,  dated January 17, 1996, as amended,  between
                 Casiopea Venture Corporation and Registrant
10.7+            License  Agreement,  dated  September 27, 1999,  between Office
                 Dynamics Limited, Protege Property and Registrant
10.8+            Security  and  Loan  Agreement,  dated  November  2,  1998,  as amended, between Imperial Bank and Registrant
10.9+            Office  Lease,  dated  February 17,  2000,  between Jim Joseph,
                 Trustee,  Jim Joseph Revocable  Trust,  dated January 19, 2000, and Registrant
10.10+           Agreement,  dated February 28, 2000,  between  Pinewood Studios
                 Limited and Registrant
10.11+++         2001 Nonstatutory Stock Option Plan
10.12++          Severance Agreement with Michael H. Lock
10.13++          Retention Bonus and Severance Agreement with Scott Gawel
10.14++          Amendment to Office Lease, Dated December 23, 2002, between 411
                 Borel LLC and Registrant
23.1             Consent of Ernst & Young LLP, Independent Auditors
24.1             Power of Attorney (included on signature page)
99.1             Certifications  under Section 906 of the  Sarbanes-Oxley Act of
                 2002

+Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-96315).

++ Incorporated by reference to the Registrant's Quarterly Reports filed on Form 10-Q on February 6, 2001, November 12, 2002 or February 14, 2003.

+++Incorporated by reference to the Registrant's Annual Report filed on Form 10-K on June 14, 2002.