Form 10-K/A
period 2003-03-31
VIRAGE INC
filed 2003-07-29
CIK 1101147

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K/A
                            ------------------------

                               AMENDMENT NO. 1 TO

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

As of June 30, 2003, there were approximately 21,239,016 shares of the registrant's Common Stock outstanding. The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on September 30, 2002 as reported on The Nasdaq National Market was approximately $9,716,000. Shares of Common Stock held by each current executive officer and director have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not a conclusive determination for other purposes.


                                Explanatory Note

This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 16, 2003 ("Form 10-K") for the purpose of amending Items 10, 11, 12 and 13 of Part III of the Registrant's Form 10-K and to include certain exhibits, including Exhibit 99.1, its certifications under
Section 906 of the Sarbanes-Oxley Act of 2002. The Company inadvertently attached the certifications required under Section 302 of the Sarbanes- Oxley Act instead of the required Section 906 certifications as Exhibit 99.1 to the Form 10-K.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     (a) Executive Officers

         The information with respect to Executive Officers is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Registrant" at the end of Part I of the Company's Form 10-K for the fiscal year ended March 31, 2003.

     (b) Directors

         The following table sets forth certain information regarding members of our Board of Directors as of June 30, 2003:


                     Name               Age          Position with Virage
                     ----               ---          --------------------
         Paul G. Lego ...............   44   President, Chief Executive Officer
                                             and Chairman of the Board of
                                             Directors
         Alar E. Arras ..............   53   Director
         Ronald E.F. Codd ...........   46   Director
         Philip W. Halperin .........   40   Director
         Randall S. Livingston ......   49   Director
         Standish H. O'Grady ........   43   Director
         William H. Younger, Jr .....   53   Director

                  Paul G. Lego, Chairman of the Board of Directors, President and Chief Executive Officer, joined Virage in January 1996 as President and Chief Executive Officer. Mr. Lego also became Chairman of our Board of Directors in December 1999. From January 1995 to January 1996, Mr. Lego was an associate at Sutter Hill Ventures, a venture capital firm. From June 1988 to December 1994, Mr. Lego was the chief operating officer at Digidesign, a manufacturer of digital audio recording and editing systems, which was acquired by Avid Technology in January 1995. Mr. Lego has also held various marketing, manufacturing and engineering positions with Pyramid Technology Corporation, the General Electric Company and Digital Equipment Corporation. Mr. Lego holds a B.S. in electrical engineering from Cornell University and an M.B.A. from Harvard Business School.

                  Alar E. Arras has served as a director of Virage since July 2001. He currently is the Senior Executive Vice President of Audio/Video and ATLINKS, Thomson Inc. and a member of Thomson's Management Board. Mr. Arras had previously been named Executive Vice President for Audio & Communications in July 1997. He was appointed Chief Executive Officer of ATLINKS, a communications product joint venture with Alcatel, formed in January 2000. From October 1995 to July 1997, Mr. Arras served as Vice President for Manufacturing Operations in Asia. Between 1980 and 1995, he held various management positions in the Audio Division. Mr. Arras currently also serves as a director of a private company. Mr. Arras is a graduate of Cornell University.

                  Ronald E.F. Codd has served as a director of Virage since January 2001. Mr. Codd previously served as President, Chief Executive Officer and Director of Momentum Business Applications, Inc. from December 1998 through April 2002. From September 1991 through December 1998, Mr. Codd was Chief Financial Officer of PeopleSoft, Inc., an enterprise application software company. In addition, from March 1992 through December 1998, he was Secretary of PeopleSoft, and from November 1993 through December 1998, he was PeopleSoft's Senior Vice President of Finance and Administration. Prior to joining PeopleSoft, Mr. Codd was Corporate Controller of MIPS Computer Systems, Inc., a microprocessor designer and computer manufacturer, from March 1989 through September 1991. From March 1984 through March 1989, he was Corporate Controller and Chief Accounting Officer for Wyse Technology, Inc., a computer and peripheral manufacturer. Mr. Codd also serves on the Boards of Directors of Adept Technology, Inc. and Interwoven, Inc. He received a B.Sc. in Business Administration from the University of California, Berkeley and an M.M. degree from the J.L. Kellogg Graduate School of Management (Northwestern University).

                  Philip W. Halperin has served as a director of Virage since September 1999. Mr. Halperin has been a general partner of Weston Presidio Capital, a venture capital firm, since October 1993. Mr. Halperin currently serves as a director of several private companies. Mr. Halperin holds an A.B. in political science from Stanford University and an M.B.A. from Harvard Business School.

                  Randall S. Livingston has served as a director of Virage since May 2001. Mr. Livingston has been the Vice President of Business Affairs and Chief Financial Officer of Stanford University since March 2001. From September 1999 to March 2001 he was Executive Vice President, Office of the CEO, Chief Financial Officer and director of OpenTV Corp. From 1996 to 1999 Mr. Livingston was a consultant and part-time executive for multiple Silicon Valley technology companies. Mr. Livingston holds a B.S. in Mechanical Engineering and an M.B.A. from Stanford University. He currently is a director of the Stanford Management Company.

                  Standish H. O'Grady has served as a director of Virage since April 1998. Mr. O'Grady is senior managing director of Granite Ventures, LLC, a venture capital firm that he co-founded in July 1998. Mr. O'Grady previously served in various positions with Hambrecht & Quist Group's venture capital department from 1986 to 1998. Mr. O'Grady currently serves as a director of Tumbleweed Communications, as well as several private companies. Mr. O'Grady holds a B.S.E. in chemical engineering from Princeton University, and an M.B.A. from Tuck Business School at Dartmouth College.

                  William H. Younger, Jr. has served as a director of Virage since April 1995. Mr. Younger is currently a managing director of the general partner of Sutter Hill Ventures, a venture capital management firm, which he joined in 1981. Mr. Younger currently serves as a director of Vitria Technology, Inc. and Omnicell, Inc., as well as several private companies. Mr. Younger holds a B.S.E.E. from the University of Michigan and an M.B.A. from Stanford University.

     (c) Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 ("Section 16(a)") requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities ("10% Stockholders"), to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such executive officers, directors and 10% Stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of copies of such forms received, or written representations from certain reporting persons that no filings on Forms 5 were required for such persons, the Company believes that, during the fiscal year ended March 31, 2003, its executive officers, directors and 10% Stockholders complied with all applicable Section 16(a) filing requirements except that Mr. O'Grady failed to timely file a Form 4 report for a distribution of Granite Ventures LLC to two limited partners for no consideration, and a Form 4 report that was timely filed by Mr. Lego contained an error in the number of shares purchased by Mr. Lego on the open market on August 28, 2002. When such error was discovered, a fully executed amended Form 4 was filed by Mr. Lego in February 2003.

Item 11. Executive Compensation

Summary Compensation Table

         The following table sets forth certain information concerning total compensation received by the Chief Executive Officer, each of the four most highly compensated executive officers during the last fiscal year and one individual who was not serving as an executive officer at the end of the last completed fiscal year (collectively, the "Named Executive Officers") for services rendered to Virage in all capacities for the three years ended March 31, 2003:

                                                                                  Long-Term
                                                                                Compensation
                                                      Annual Compensation          Awards
                                                ------------------------------     -------
                                                                                  Number of
                                                                                   Shares
                                               Fiscal                             Underlying
    Name and Principal Position                 Year    Salary ($)   Bonus ($)     Options
    ---------------------------                 ----    ----------   ---------     -------
Paul G. Lego................................    2003    $225,000    $     --       300,000
President, Chief Executive Officer              2002     250,000          --       200,000
and Chairman of the Board                       2001     250,000      75,000       500,000

Stanford S. Au..............................    2003     210,000      16,400       200,000
Vice President, Engineering (1)                 2002      52,500       6,000       400,000
                                                2001          --          --            --

David J. Girouard...........................    2003     220,400      17,200       300,000
Senior Vice President, Marketing and            2002     232,000      24,000        40,000
Corporate Strategy (2)                          2001     205,417      40,000       100,000

Michael H. Lock.............................    2003     190,000     125,590       500,000
Senior Vice President, Worldwide                2002     200,000      85,849        20,000
Sales (3)                                       2001      50,000      43,752       380,000

Frank H. Pao................................    2003     190,000      14,900       145,000
Vice President, Business Affairs (4)            2002     200,000      20,000        30,000
                                                2001     185,000      40,000        50,000

Joseph A. Hyrkin............................    2003     166,250      79,654       255,000
Vice President, Strategic Accounts and          2002     189,583     103,963        30,000
Asia-Pacific Sales (5)                          2001     160,833     171,611       200,000

-------------------

(1)      Mr. Au began employment with the Company in January 2002.

(2) The 100,000 shares granted to Mr. Girouard during the fiscal year ended March 31, 2001 were cancelled pursuant to the Company's Stock Option Exchange Program. The grant of 300,000 shares in the fiscal year ended March 31, 2003 consists of 200,000 shares which were granted to Mr. Girouard in exchange for the same number of shares cancelled pursuant to the Company's Stock Option Exchange Program and the remaining 100,000 shares represent a new grant.

(3)      Mr. Lock began employment with the Company in January 2001.

(4) The 50,000 shares granted to Mr. Pao during the fiscal year ended March 31, 2001 were cancelled pursuant to the Company's Stock Option Exchange Program. The grant of 145,000 shares in the fiscal year ended March 31, 2003 consists of 95,000 shares which were granted to Mr. Pao in exchange for the same number of shares cancelled pursuant to the Company's Stock Option Exchange Program and the remaining 50,000 shares represent a new grant.

(5) The 160,000 shares granted to Mr. Hyrkin during the fiscal year ended March 31, 2001 were cancelled pursuant to the Company's Stock Option Exchange Program. The grant of 255,000 shares in the fiscal year ended March 31, 2003 consists of 192,500 shares which were granted to Mr. Hyrkin in exchange for the same number of shares cancelled pursuant to the Company's Stock Option Exchange Program and the remaining 62,500 shares represent a new grant. As of May 31, 2002, Mr. Hyrkin no longer served as an executive officer of the Company, however he remains an employee of the Company.

Option Grants in Last Fiscal Year

         The following table sets forth, as to the Named Executive Officers, information concerning stock options granted during the fiscal year ended March 31, 2003.

                                                             Individual Grants
                                                             -----------------
                                                                                                   Potential Realizable Value at
                                           Number of        % of Total                              Assumed Annual Rates of Stock
                                            Shares           Options                                    Price Appreciation for
                                          Underlying        Granted to    Exercise                         Option Term (4)
                                            Options         Employees    Price Per   Expiration          -------------------
               Name                        Granted (1)      in Year (2)    Share      Date (3)           5%              10%
               ----                        -----------      -----------    -----      --------           --              ---
Paul G. Lego ......................         300,000            5.83%       $1.59      05/03/12        $299,983        $760,215
Stanford S. Au ....................         200,000            3.89%        0.78      09/30/12          98,108         248,624
David J. Girouard .................         200,000            3.89%        0.59      08/07/12          74,210         188,062
                                            100,000            1.94%        0.78      09/30/12          49,054         124,312
Michael H. Lock ...................         200,000            3.89%        1.59      05/03/12         199,988         506,810
                                            300,000            5.83%        0.67      09/30/12         126,408         320,342
Frank H. Pao ......................          95,000            1.85%        0.59      08/07/12          35,250          89,329
                                             50,000            0.97%        0.78      09/30/12          24,527          62,156
Joseph A. Hyrkin ..................         192,500            3.74%        0.59      08/07/12          71,427         181,009
                                             62,500            1.22%        0.78      09/30/12          30,659          77,695

--------------

(1) The options in this table are incentive stock options or nonstatutory stock options granted under the 1997 Stock Option Plan (the "1997 Plan") and have exercise prices equal to the fair market value of the Company's Common Stock on the date of grant, except as otherwise provided. All of the options reflected in this table have ten-year terms and the following vesting schedules.

         Mr. Lego's option grant vests over a one year period at a rate of 1/12th each month, and immediately ceases vesting in the event Mr. Lego no longer holds the title of Chief Executive Officer.

         Mr. Au's option grant vests over a two year period at a rate of 1/24th each month.

         Mr. Girouard's option grants for an aggregate of 200,000 shares were issued pursuant to the Company's Stock Option Exchange Program, of which a total of 110,415 shares were vested on the date of grant (pursuant to the original vesting schedule of each option grant and the terms of the Stock Option Exchange Program), with the remainder of the shares of each option to vest at a rate of 1/48th each month in accordance with their original respective vesting schedules. Mr. Girouard's option grant for 100,000 shares vests over a two year period at a rate of 1/24th each month.

         Mr. Lock's option grant for 200,000 shares vests over a one year period at a rate of 1/12th each month. Mr. Lock's option grant for 300,000 shares was granted at a price equivalent to 85% of the fair market value of the Company's Common Stock on the date of grant and vests over a two year period at a rate of 1/24th each month.

         Mr. Pao's option grants for an aggregate of 95,000 shares were issued pursuant to the Company's Stock Option Exchange Program, of which a total of 49,999 shares were vested on the date of grant (pursuant to the original vesting schedule of each option grant and the terms of the Stock Option Exchange Program), with the remainder of the shares of each option to vest at a rate of 1/48th each month in accordance with their original respective vesting schedules. Mr. Pao's option grant for 50,000 shares vests over a two year period at a rate of 1/24th each month.

         Mr. Hyrkin's option grants for an aggregate of 192,500 shares were issued pursuant to the Company's Stock Option Exchange Program, of which a total of 95,884 shares were vested on the date of grant (pursuant to the original vesting schedule of each option grant and the terms of the Stock Option Exchange Program), with the remainder of the shares of each option to vest at a rate of 1/48th each month in accordance with their original respective vesting schedules. Mr. Hyrkin's option grant for 62,500 shares vests over a two year period at a rate of 1/24th each month.

(2) The Company granted options to purchase 5,143,750 shares of Common Stock in the fiscal year ended March 31, 2003.

(3) The options in this table may terminate before their expiration upon the termination of the optionee's status as an employee or consultant or upon the optionee's disability or death.

(4) Under rules promulgated by the SEC, the amounts in these two columns represent the hypothetical gain or "option spread" that would exist for the options in this table based on assumed stock price appreciation from the date of grant until the end of such options' ten-year term at assumed annual rates of 5% and 10%. Annual compounding results in total appreciation of 63% (at 5% per year) and 159% (at 10% per year). The 5% and 10% assumed annual rates of appreciation are specified in SEC rules and do not represent the Company's estimate or projection of future stock price growth. The Company does not necessarily agree that this method can properly determine the value of an option and there can be no assurance that the potential realizable values shown in this table will be achieved.

Option Exercises and Holdings

         The following table sets forth, as to the Named Executive Officers, certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of March 31, 2003. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of the Company's Common Stock as of March 31, 2003, the last trading day of the 2003 fiscal year.

                    Aggregated Option Exercises in Last Year
                           And Year-End Option Values

                                                                                  Number of Shares         Value of Unexercised
                                                                               Underlying Unexercised       In-The-Money Options
                                              Shares                            Options at Year-End             at Year-End (1)
                                            Acquired on         Value      -----------------------------  --------------------------
         Name                                Exercise         Realized     Exercisable     Unexercisable  Exercisable  Unexercisable
         ----                                --------         --------     -----------     -------------  -----------  -------------
Paul G. Lego ..........................       27,084          $31,959        916,667            --          $  --           $--
Stanford S. Au ........................         --               --          600,000            --             --            --
David J. Girouard .....................         --               --          440,000            --          $14,000          --
Michael H. Lock .......................         --               --          900,000            --             --            --
Frank H. Pao ..........................         --               --          264,271            --          $16,733          --
Joseph A. Hyrkin ......................         --               --          371,791            --          $13,475          --

------------

(1) Market value of underlying securities is based on the closing price of the Company's Common Stock on March 31, 2003 (the last trading day of the 2003 fiscal year), which was $0.66. For a majority of the options reflected in this table, the exercise price is higher than the fair market value of the stock on March 31, 2003.

Director Compensation

         Directors do not receive cash compensation for service on the Board of Directors. Directors are entitled to receive cash compensation for their services as members of committees of the Board of Directors. These directors are entitled to receive $1,000 to attend a committee meeting in person and $500 to attend a committee meeting by telephone unless the meetings are for a duration of less than one hour, in which case directors receive no compensation for their attendance. As of March 31, 2003, only Audit Committee members have received such cash compensation. The Company also reimburses directors for their reasonable expenses incurred in attending meetings of the Board of Directors and of committees of the Board of Directors. Directors are eligible to receive options to purchase the Company's Common Stock pursuant to the 1997 Plan. Each new non-employee director will receive a nonqualified stock option grant of 30,000 shares of the Company's Common Stock under the 1997 Plan upon his or her initial election to the Board of Directors. These option shares vest over a four-year period as follows: 25% upon the first anniversary of the option grant date with the remainder vesting ratably on a monthly basis for the 36 months beginning one year after the date of grant. Each subsequent year thereafter, each individual who is at the time continuing to serve as a non-employee director is granted an option to purchase 10,000 shares of the Company's Common Stock. These subsequent options vest ratably on a monthly basis for 24 months beginning on the date of grant. All options automatically granted to non-employee directors will have an exercise price equal to 100% of the fair market value on the date of grant. To date, the Company has granted each of the Company's incumbent non-employee directors an option to purchase the Company's Common Stock in the amount of 50,000 shares for recent directors, except for one recent director who received no shares, or 55,000 shares for directors in their positions as of the Company's initial public offering. Audit Committee members have received an additional option grant of 15,000 shares vesting ratably on a monthly basis for 24 months, in connection with their serving on the Company's Audit Committee. The total number of options granted to directors to date total 410,000 shares of Common Stock, of which 55,000 shares have been cancelled upon the resignation of two members of the Board of Directors.

Compensation Committee Interlocks And Insider Participation

         The Company's Compensation Committee is currently composed of Mr. Halperin, Mr. O'Grady and Mr. Younger. No interlocking relationship exists between any member of the Company's Compensation Committee and any member of the compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member of the Compensation Committee is or was formerly an officer or an employee of the Company.

         The Company has entered into indemnification agreements with each of its directors and officers. Such agreements require the Company to indemnify such individuals to the fullest extent permitted by law.

Employment   Contracts,   Termination   Of  Employment   And   Change-In-Control
Arrangements

         The Company routinely delivers written offer letters containing provisions on salary, bonuses, benefits and stock option grants to prospective members of management and other employees. In addition, as of July 9, 2003, the Company has entered into agreements containing employment and change-in-control provisions with our Named Executive Officers as described below.

         On June 17, 2003, the Company entered into a severance letter agreement with Paul G. Lego, the Company's president and chief executive officer, which provides that in the event Mr. Lego is terminated or constructively terminated following the execution of a definitive agreement for a change-in-control event, the Company will pay to Mr. Lego the greater of (a) twelve (12) months of Mr. Lego's then-current base salary, or (b) $250,000. On July 9, 2003, the Company entered into the Amendment and Restatement to the Severance Letter Agreement with Mr. Lego, which amends and restates in its entirety the foregoing severance letter agreement and provides that in the event Mr. Lego is terminated without cause or resigns for good reason within twelve (12) months following the consummation of the transactions contemplated by that certain Agreement and Plan of Merger by and among Autonomy Corporation plc, a corporation formed under the laws of England and Wales, Violet Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Autonomy, and the Company dated as of July 9, 2003 (the "Merger Agreement"), the Company will pay to Mr. Lego the greater of (a) twelve (12) months of Mr. Lego's then-current base salary, or (b) $250,000.

         The stock option agreements between the Company and Mr. Lego, in which Mr. Lego was granted options to purchase 1,102,500 shares of Common Stock, of which options for 629,584 shares have been exercised, provide for full acceleration of vesting of all unvested options upon a change-in-control event in which Mr. Lego is terminated or constructively terminated within twelve (12) months after such change-in-control event. The stock option agreement between the Company and Mr. Lego, in which Mr. Lego was granted options to purchase 500,000 shares of Common Stock, of which 83,333 shares have been exercised, provides for 50% acceleration of vesting of all unvested options upon a change-in-control event.

         The stock option agreements between the Company and Stanford S. Au, the Company's vice president, engineering, provide for 50% acceleration of vesting of all unvested options upon a change-in-control event in which Mr. Au is terminated or constructively terminated within twelve (12) months after such change-in-control event.

         The stock option agreements between the Company and David J. Girouard, the Company's senior vice president, marketing and corporate strategy, which were entered into after Mr. Girouard became an executive officer of the Company, provide for 50% acceleration of vesting of all unvested options upon a change-in-control event in which Mr. Girouard is terminated or constructively terminated within twelve (12) months after such change-in-control event.

         On July 2, 2003, the Company entered into a severance letter agreement with Michael H. Lock, the Company's senior vice president, worldwide sales, which provides that in the event Mr. Lock is terminated or constructively terminated following the execution of a definitive agreement for a change-in-control event, the Company will pay to Mr. Lock the greater of (a) six
(6) months of Mr. Lock's then-current base salary, or (b) $100,000. On July 9, 2003, the Company entered into the Amendment and Restatement to the Severance Letter Agreement with Mr. Lock, which amends and restates in its entirety the foregoing severance letter agreement and provides that in the event Mr. Lock is terminated without cause or resigns for good reason within twelve (12) months following the consummation of the transactions contemplated by the Merger Agreement, the Company will pay to Mr. Lock the greater of (a) six (6) months of Mr. Lock's then-current base salary, or (b) $100,000.

         The stock option agreement between the Company and Mr. Lock, in which Mr. Lock was granted options to purchase 300,000 shares of Common Stock, provides for 100% acceleration of vesting of all unvested options upon a change-in-control event in which Mr. Lock is terminated or constructively terminated within twelve (12) months after such change-in-control event. The stock option agreements between the Company and Mr. Lock, in which Mr. Lock was granted options to purchase 600,000 shares of Common Stock, provide for 50% acceleration of vesting of all unvested options upon a change-in-control event in which Mr. Lock is terminated or constructively terminated within twelve (12) months after such change-in-control event.

         On June 17, 2003, the Company entered into a severance letter agreement with Frank H. Pao, the Company's vice president, business affairs, which provides that in the event Mr. Pao is terminated or constructively terminated following the execution of a definitive agreement for a change-in-control event, the Company will pay to Mr. Pao the greater of (a) six (6) months of Mr. Pao's then-current base salary, or (b) $100,000. On July 9, 2003, the Company entered into the Amendment and Restatement to the Severance Letter Agreement with Mr. Pao, which amends and restates in its entirety the foregoing severance letter agreement and provides that in the event Mr. Pao is terminated without cause or resigns for good reason within twelve (12) months following the consummation of the transactions contemplated by the Merger Agreement, the Company will pay to Mr. Pao the greater of (a) six (6) months of Mr. Pao's then-current base salary, or (b) $100,000.

         The stock option agreements between the Company and Mr. Pao provide for 50% acceleration of vesting of all unvested options upon a change-in-control event in which Mr. Pao is terminated or constructively terminated within twelve
(12) months after such change-in-control event.

         The stock option agreements between the Company and Joseph A. Hyrkin, the Company's vice president, strategic accounts and Asia-Pacific sales, which were entered into while Mr. Hyrkin was on officer of the Company, provide for 50% acceleration of vesting of all unvested options upon a change-in-control event in which Mr. Hyrkin is terminated or constructively terminated within twelve (12) months after such change-in-control event.

Stock Option Exchange Program

         In November 2001, the Company's Board of Directors approved a Stock Option Exchange Program. Under this program, all employees (excluding certain executive officers and all members of the Board of Directors) were given the opportunity to cancel one or more stock options previously granted to them in exchange for one or more new stock options to be granted at least six months and one day from the date the old options were cancelled, provided the individual is still employed with the Company on such date. Generally, only options granted pursuant to the Company's 1997 Plan with an exercise price equal to or greater than $5.00 per share were eligible for exchange. In addition, participants in the program were required to also cancel any options granted during the six months prior to the commencement of the program, irrespective of the exercise price of such options. The participation deadline for the program was 9:00 p.m. Pacific Standard Time on February 5, 2002 and the options tendered for exchange were cancelled on February 6, 2002. Each of these cancelled options were replaced with a new stock option on August 7, 2002. The number of shares subject to the new options were equal to the number of shares subject to the old options, and the exercise price of the new options was the fair market value of the Company's Common Stock, as determined by the closing price reported by The Nasdaq National Market on August 7, 2002, the date of grant of the new options. The new options have the same vesting schedule as the old options.

         Pursuant to the Stock Option Exchange Program, the individuals who were executive officers of the Company on the date of cancellation of the old options cancelled a total of 1,327,500 shares with exercise prices ranging between $2.50 and $12.00, and the individuals who were executive officers of the Company on the date of grant of the new options were granted a total of 375,000 shares with an exercise price of $0.59. Several of the individuals who were executive officers of the Company at the time of cancellation of the old options were no longer executive officers of the Company at the time of grant of the new options, and two such individuals were no longer employed with the Company as of March 31, 2003. In addition, one individual became an executive officer of the Company shortly after the date of grant of the new options.

         The following table sets forth certain information with respect to the participation of the executive officers of the Company, including the Named Executive Officers, in the Company's Stock Option Exchange Program during the fiscal year ended March 31, 2003:


                     Executive Officer Stock Option Exchange

                                                                                                                         Termination
                                                                    Number of     Market       Original                     Date
                                                                    Securities    Price of     Exercise                   Original
                                                                    Underlying    Stock at     Price at         New       Option at
                                                         Date of      Options     Time of       Time of       Exercise     Date of
          Name & Position                               Repricing    Repriced   Repricing ($)  Repricing ($)  Price ($)   Repricing
          ---------------                               ---------    --------   -------------  -------------  ---------   ---------
Paul G. Lego (1) ....................................      --           --           --            --           --           --
President, Chief Executive Officer &
Chairman of the Board

Scott Gawel .........................................     8/7/02      80,000       $ 0.59        $5.25-        $ 0.59      12/17/10-
Vice President, Finance and Acting Chief                                                         $10.80                    1/31/11
Financial Officer

David J. Girouard ...................................     8/7/02     200,000       $ 0.59        $6.00-        $ 0.59      12/1/09-
Senior Vice President, Marketing &                                                               $11.00                   10/26/10
Corporate Strategy

Joseph A. Hyrkin (2) ................................     8/7/02     192,500       $ 0.59        $10.80-       $ 0.59       2/17/10-
Vice President, Strategic Accounts and                                                           $11.875                   10/26/10
Asia-Pacific Sales

Michael H. Lock (1) .................................      --           --           --            --           --           --
Senior Vice President, Worldwide Sales

Frank H. Pao ........................................     8/7/02      95,000       $ 0.59        $8.00-        $ 0.59       1/10/10-
Vice President, Business Affairs                                                                 $11.00                    10/26/10

----------------

(1) Paul G. Lego and Michael H. Lock were not eligible to participate in the Stock Option Exchange.

(2) Joseph A. Hyrkin is no longer an officer of the Company as of May 31, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information concerning the beneficial ownership of Virage's Common Stock as of June 30, 2003 for the following: (1) each person or entity who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock, (2) each of the Company's directors; (3) each of the executive officers named in the Summary Compensation Table; and (4) all directors and executive officers of the Company as a group.

         Percentage of beneficial ownership is based on 21,239,016 shares of common stock outstanding as of June 30, 2003.

                                                                                       Common Stock                 Percentage
                                                                                       Beneficially                Beneficially
Name                                                                                     Owned (1)                     Owned
----                                                                                   ------------                ------------
5% STOCKHOLDERS:
Entities affiliated with D3 Family Fund, L.P. (2)......................                  3,372,121                    15.88%
    19605 NE 8th Street
    Camas, WA  98607
Paul G. Lego (3).......................................................                  2,628,042                    11.86%
    411 Borel Avenue, 100 South
    San Mateo, CA 94402
Entities affiliated with Western Presidio Capital (4)..................                  1,503,170                     7.06%
    Pier 1, Bay 2
    San Francisco, CA  94111
William H. Younger, Jr. (5)............................................                  1,174,087                     5.51%
    755 Page Mill Road, Suite A-200
    Palo Alto, CA  94304

NAMED EXECUTIVE OFFICERS AND DIRECTORS:
Paul G. Lego (3) ......................................................                  2,628,042                    11.86%
Stanford S. Au (6) ....................................................                    605,000                     2.77%
David J. Girouard (7) .................................................                    486,710                     2.25%
Michael H. Lock (8) ...................................................                    902,500                     4.08%
Frank H. Pao (9) ......................................................                    340,178                     1.58%
Joseph A. Hyrkin (10) .................................................                    384,545                     1.78%
Alar E. Arras (11) ....................................................                    909,090                     4.28%
Ronald E. F. Codd (12).................................................                     80,000                         *
Philip W. Halperin (4).................................................                  1,503,170                     7.06%
Randall S. Livingston (13).............................................                     80,500                         *
Standish H. O'Grady (14)...............................................                    204,205                         *
William H. Younger, Jr. (5)............................................                  1,174,087                     5.51%
All executive officers and directors as a
    group (12 persons) (15)............................................                  9,048,601                    36.42%

----------------

*        Less than one percent of the outstanding common stock.

(1) The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the individual or entity has voting power or investment power and any shares that the individual has the right to acquire within 60 days of June 30, 2003 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person or entity has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.

(2) Includes 2,150,405 shares held by The D3 Family Fund, L.P.; 878,010 shares held by The D3 Family Retirement Fund, L.P.; 142,100 shares held by The D3 Children's Fund, L.P.; 50,606 shares held by Haredale, Ltd.; 32,000 shares held by Olivier Roux; 20,000 shares held by James Henry Hildebrandt; 17,000 shares held by Toxford Corporation; 4,000 shares held by Henry E. Hooper; 30,000 shares held by Bruno Tiphine; and 48,000 shares held by Rita & Bruno Tiphine. Mr. David Nierenberg is president of Nierenberg Investment Management Company, Inc. , the general partner of The D3 Family Fund, L.P., The D3 Family Retirement
         Fund, L.P. and The D3 Children's Fund, L.P., and disclaims beneficial ownership of the shares held by The D3 Family Fund, L.P., The D3 Family Retirement Fund, L.P. and The D3 Children's Fund, L.P. except to the extent of his proportionate partnership interest therein. Mr. Nierenberg is an investment manager for Haredale, Ltd., Olivier Roux, James Henry Hildebrandt, Toxford Corporation, Bruno Tiphine and Rita & Bruno Tiphine and disclaims beneficial ownership of the shares held by Haredale, Ltd., Olivier Roux, James Henry Hildebrandt, Toxford Corporation, Bruno Tiphine and Rita & Bruno Tiphine. Mr. Nierenberg has sole voting and investment power with respect to the shares held by The D3 Family Fund, L.P., The D3 Family Retirement Fund, L.P., The D3 Children's Fund, L.P., Haredale, Ltd., Olivier Roux, James Henry
         Hildebrandt, Toxford Corporation, Bruno Tiphine and Rita & Bruno Tiphine. Henry E. Hooper is a general partner of The D3 Family Fund, L.P. and has sole voting and investment power with respect to the shares held by Henry E. Hooper.

(3) Includes 916,667 shares subject to options exercisable within 60 days of June 30, 2003.

(4) Includes 1,379,502 shares held by Weston Presidio Capital III, L.P.; 68,669 shares held by WPC Entrepreneur Fund, L.P.; and 55,000 shares subject to options exercisable within 60 days of June 30, 2003 held by Philip W. Halperin. Mr. Halperin is a general partner of Weston Presidio Capital and disclaims beneficial ownership of the shares held by Weston Presidio Capital III, L.P. and WPC Entrepreneur Fund, L.P. except to the extent of his proportionate partnership interest therein.

(5) Includes 942,724 shares held by Sutter Hill Ventures, A California Limited Partnership; 7,988 shares held by Sutter Hill Entrepreneurs Fund (AI), L.P.; 20,227 shares held by Sutter Hill Entrepreneurs Fund
         (QP), L.P.; 114,814 shares held by William H. Younger, Jr., Trustee, The Younger Living Trust; 33,334 shares held by the retirement trust of William H. Younger, Jr.; and 55,000 shares subject to options exercisable within 60 days of June 30, 2003 held by Mr. Younger. Mr. Younger is a managing director of the general partner of Sutter Hill Ventures, A California Limited Partnership, Sutter Hill Entrepreneurs Fund (AI), L.P. and Sutter Hill Entrepreneurs Fund (QP), L.P. and disclaims beneficial ownership of the shares held by Sutter Hill Ventures, A California Limited Partnership, Sutter Hill Entrepreneurs Fund (AI), L.P. and Sutter Hill Entrepreneurs Fund (QP), L.P. except to the extent of his proportionate partnership interest therein.

(6) Includes 600,000 shares subject to options exercisable within 60 days of June 30, 2003.

(7) Includes 440,000 shares subject to options exercisable within 60 days of June 30, 2003.

(8) Includes 900,000 shares subject to options exercisable within 60 days of June 30, 2003.

(9) Includes 264,271 shares subject to options exercisable within 60 days of June 30, 2003.

(10) Includes 371,791 shares subject to options exercisable within 60 days of June 30, 2003. As of May 31, 2002, Mr. Hyrkin was no longer an officer of the Company.

(11) Includes 909,090 shares held by Thomson Inc. Mr. Arras currently is the Senior Executive Vice President of Audio/Video and ATLINKS, Thomson Inc. and disclaims beneficial ownership of the shares held by Thomson Inc.

(12) Includes 80,000 shares subject to options exercisable within 60 days of June 30, 2003.

(13) Includes 80,000 shares subject to options exercisable within 60 days of June 30, 2003.

(14) Includes 215 shares held by Granite Ventures LLC; 65,856 shares held by Adobe Ventures II, L.P; 19,177 shares held by H&Q Virage Investors, L.P.; 8,630 shares held by H&Q Adobe Ventures Management II, LLC; and 85,000 shares subject to options exercisable within 60 days of June 30, 2003. Mr. O'Grady is the senior managing director of Granite Ventures LLC and a member of each of the general partners of Adobe Ventures II, L.P., H&Q Virage Investors, L.P. and H&Q Adobe Ventures Management II, LLC. Mr. O'Grady disclaims beneficial ownership of the shares held by Granite Ventures LLC, Adobe Ventures II, L.P., H&Q Virage Investors, L.P. and H&Q Adobe Ventures Management II, LLC except to the extent of his proportionate partnership interest therein.

(15) Includes 3,604,687 shares subject to options exercisable within 60 days of June 30, 2003 held by all executive officers and directors as a group. Does not include the shares and shares subject to options exercisable within 60 days of June 30, 2003 held by Mr. Hyrkin, who remains an employee of the Company but, as of May 31, 2002 no longer served as an executive officer of the Company.

Item 13. Certain Relationships and Related Transactions

         There were no transactions from April 1, 2002 through the date of filing to which we have been a party, in which the amount involved in the transaction exceeds $60,000 and in which any director, director nominee, executive officer or holder of more than 5% of our capital stock had or will have a direct or indirect material interest other than compensation arrangements that are otherwise described herein.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) (3) Exhibits

Exhibit
Number                           Description of Document
------                           -----------------------

10.15    Severance Letter Agreement with Michael H. Lock dated July 2, 2003

10.16 Amendment and Restatement to the Severance Letter Agreement with Michael H. Lock dated July 9, 2003

10.17 Retention Bonus and Severance Agreement with Scott Gawel dated June 23, 2003, as Amended

10.18    Severance Letter Agreement with Paul G. Lego dated June 17, 2003

10.19    Amendment and Restatement to the Severance  Letter  Agreement with Paul
         G. Lego dated July 9, 2003

10.20    Severance Letter Agreement with Frank H. Pao dated June 17, 2003

10.21    Amendment and Restatement to the Severance  letter Agreement with Frank
         H. Pao dated July 9, 2003

99.1     Certifications Pursuant to 18 U.S.C. Section 1350


     (b) Reports on Form 8-K:

         No reports on Form 8-K were filed during the fourth quarter ended March 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on July 29, 2003.

                                                   Virage, Inc.

                                               By: /s/ Paul G. Lego
                                                   -----------------------------
                                                   Paul G. Lego
                                                   Chairman of the Board of
                                                   Directors, President and
                                                   Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                                Title                                    Date
             ---------                                -----                                    ----

          /s/ Paul G. Lego                   Chairman, President and                        July 29, 2003
----------------------------------------     Chief Executive Officer
            Paul G. Lego                     (Principal Executive Officer)


         /s/ Scott C. Gawel                  Vice President, Finance and                    July 29, 2003
----------------------------------------     Acting Chief Financial Officer
           Scott C. Gawel                    (Principal Financial and Accounting
                                             Officer)


          * Alar E. Arras                    Director                                       July 29, 2003
----------------------------------------
           Alar E. Arras


         * Ronald E.F. Codd                  Director                                       July 29, 2003
----------------------------------------
          Ronald E.F. Codd


        * Philip W. Halperin                 Director                                       July 29, 2003
----------------------------------------
         Philip W. Halperin


      * Randall S. Livingston                Director                                       July 29, 2003
----------------------------------------
       Randall S. Livingston


       * Standish H. O'Grady                 Director                                       July 29, 2003
----------------------------------------
        Standish H. O'Grady


     * William H. Younger, Jr.               Director                                       July 29, 2003
----------------------------------------
       William H. Younger, Jr.


* By:  /s/ Paul G. Lego
       ----------------
       Paul G. Lego, Attorney-in-fact

                                 CERTIFICATIONS

I, Paul G. Lego, certify that:

1.       I have reviewed this annual report on Form 10-K of Virage, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  July 29, 2003

                                           /s/ Paul G. Lego
                                           ------------------------------------
                                           Paul G. Lego
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

                                 CERTIFICATIONS

I, Scott Gawel, certify that:

1.       I have reviewed this annual report on Form 10-K of Virage, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  July 29, 2003

                                           /s/ Scott Gawel
                                           ------------------------------------
                                           Scott Gawel
                                           Vice President, Finance and
                                           Acting Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)