Form 10-Q
period 2003-06-30
VIRAGE INC
filed 2003-08-07
CIK 1101147

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q
                            ------------------------

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was approximately 21,809,000 as of July 31, 2003.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  VIRAGE, INC.

                                      INDEX

                                                                            PAGE

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

   Condensed Consolidated Balance Sheets - June 30, 2003
            and March 31, 2003.............................................    1

   Condensed Consolidated Statements of Operations -- Three Months Ended
            June 30, 2003 and 2002.........................................    2

   Condensed Consolidated Statements of Cash Flows -- Three Months Ended
            June 30, 2003 and 2002.........................................    3

   Notes to Condensed Consolidated Financial Statements....................    4

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................   18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........   38

Item 4.  Controls and Procedures...........................................   38



PART II: OTHER INFORMATION

Item 1. Legal Proceedings..................................................   39

Item 2. Changes in Securities and Use of Proceeds..........................   40

Item 3. Defaults Upon Senior Securities....................................   40

Item 4. Submission of Matters to a Vote of Security Holders................   40

Item 5. Other Information..................................................   40

Item 6. Exhibits and Reports on Form 8-K...................................   41

Signature..................................................................   42

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements


                                  VIRAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                                  June 30,       March 31,
                                                                    2003           2003
                                                                 ----------      ---------
                           ASSETS
Current assets:
  Cash and cash equivalents ...............................      $   6,459       $   2,934
  Short-term investments ..................................          7,464          13,383
  Accounts receivable, net ................................          1,350           2,441
  Prepaid expenses and other current assets ...............            698             920
                                                                 ---------       ---------
      Total current assets ................................         15,971          19,678

Property and equipment, net ...............................          1,044           1,347
Other assets ..............................................          1,247           1,293
                                                                 ---------       ---------
      Total assets ........................................      $  18,262       $  22,318
                                                                 =========       =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ........................................      $     491       $     614
  Accrued payroll and related expenses ....................          1,061           1,353
  Accrued expenses ........................................          2,009           1,923
  Accrued restructuring charges ...........................          1,421           1,515
  Deferred revenue ........................................          2,420           3,212
                                                                 ---------       ---------
      Total current liabilities ...........................          7,402           8,617

Commitments and contingencies

Stockholders' equity:
  Preferred stock .........................................             --              --
  Common stock ............................................             21              21
  Additional paid-in capital ..............................        121,661         121,513
  Deferred compensation ...................................           (519)           (789)
  Accumulated deficit .....................................       (110,303)       (107,044)
                                                                 ---------       ---------
      Total stockholders' equity ..........................         10,860          13,701
                                                                 ---------       ---------
      Total liabilities and stockholders' equity ..........      $  18,262       $  22,318
                                                                 =========       =========

                             See accompanying notes.

                                  VIRAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                       Three Months Ended
                                                            June 30,
                                                     -----------------------
                                                       2003           2002
                                                     --------       --------

Revenues:
  License revenues ............................      $  1,276         $1,611
  Service revenues ............................         1,651          1,624
                                                     --------       --------
    Total revenues ............................         2,927          3,235
Cost of revenues:
  License revenues ............................           153            187
  Service revenues(1) .........................           948          1,159
                                                     --------       --------
    Total cost of revenues ....................         1,101          1,346
                                                     --------       --------
Gross profit ..................................         1,826          1,889
Operating expenses:
  Research and development(2) .................         1,654          2,382
  Sales and marketing(3) ......................         2,095          3,685
  General and administrative(4) ...............         1,120          1,142
  Stock-based compensation ....................           270            371
                                                     --------       --------
    Total operating expenses ..................         5,139          7,580
                                                     --------       --------
Loss from operations ..........................        (3,313)        (5,691)
Interest and other income .....................            54            190
                                                     --------       --------
Net loss ......................................      $ (3,259)      $ (5,501)
                                                     ========       ========

Basic and diluted net loss per share ..........      $  (0.15)      $  (0.27)
                                                     ========       ========
Shares used in computation of basic and diluted
  net loss per share ..........................        21,185         20,687
                                                     ========       ========

(1) Excluding $5 in amortization of deferred employee stock-based compensation for the three months ended June 30, 2003 ($5 for the three months ended June 30, 2002).

(2) Excluding $17 in amortization of deferred employee stock-based compensation for the three months ended June 30, 2003 ($23 for the three months ended June 30, 2002).

(3) Excluding $17 in amortization of deferred employee stock-based compensation for the three months ended June 30, 2003 ($31 for the three months ended June 30, 2002).

(4)  Excluding   $231  in   amortization   of  deferred   employee   stock-based
     compensation for the three months ended June 30, 2003 ($312 for the three months ended June 30, 2002).

                             See accompanying notes.

                                  VIRAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                             Three Months Ended
                                                                                                  June 30,
                                                                                           ---------------------
                                                                                           2003            2002
                                                                                           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .........................................................................      $ (3,259)      $ (5,501)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization ..................................................           335            685
  Loss on disposal of assets .....................................................            --            106
  Amortization of deferred compensation related to
    stock options ................................................................           270            371
  Amortization of technology right and warrant fair values .......................            13             12
  Changes in operating assets and liabilities:
    Accounts receivable ..........................................................         1,091            481
    Prepaid expenses and other current assets ....................................           222           (898)
    Other assets .................................................................            37            (26)
    Accounts payable .............................................................          (123)          (236)
    Accrued payroll and related expenses .........................................          (292)            87
    Accrued expenses and accrued restructuring charges ...........................            (8)          (378)
    Deferred revenue .............................................................          (792)            58
    Deferred rent ................................................................            --             34
                                                                                        --------       --------
Net cash used in operating activities ............................................        (2,506)        (5,205)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment ...............................................           (32)          (118)
Purchase of short-term investments ...............................................        (5,431)       (22,600)
Sales and maturities of short-term investments ...................................        11,350         25,278
                                                                                        --------       --------
Net cash provided by investing activities ........................................         5,887          2,560

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, net of repurchases ......................           114             10
Proceeds from employee stock purchase plan .......................................            30            151
                                                                                        --------       --------
Net cash provided by financing activities ........................................           144            161
                                                                                        --------       --------
Net increase/(decrease) in cash and cash equivalents .............................         3,525         (2,484)
Cash and cash equivalents at beginning of period .................................         2,934          4,586
                                                                                        --------       --------
Cash and cash equivalents at end of period .......................................      $  6,459       $  2,102
                                                                                        ========       ========

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Deferred compensation related to stock options ...................................      $     --             36
Reversal of deferred compensation upon employee termination ......................      $     --       $     34

                             See accompanying notes.

                                  VIRAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial statements at June 30, 2003 and for the three month periods ended June 30, 2003 and 2002 have been included.

     The condensed consolidated financial statements include the accounts of Virage, Inc. (the "Company") and its wholly-owned subsidiaries, Virage Europe, Ltd. and Virage GmbH. All significant intercompany balances and transactions have been eliminated in consolidation.

     Results for the three months ended June 30, 2003 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K, dated June 16, 2003, as amended by the Company's Amendment to its Annual Report on Form 10-K/A, dated July 29, 2003, as filed with the United States Securities and Exchange Commission. The accompanying balance sheet at March 31, 2003 is derived from the Company's audited consolidated financial statements at that date.

     Management believes that its restructuring activities, including the restructuring of its headquarters facility, have reduced its ongoing operating expense such that the Company will have sufficient working capital to support planned activities through fiscal 2004. As of June 30, 2003, the Company had cash, cash equivalents and short-term investments totaling $13,923,000, working capital of approximately $8,569,000 and stockholders' equity of approximately $10,860,000. During the first quarter of fiscal 2004, the Company used cash and cash equivalents in operating activities of approximately $2,506,000. During the year ended March 31, 2003, the Company used cash and cash equivalents in operating activities of approximately $14,510,000. Management is committed to the successful execution of the Company's operating plan and will take further action as necessary to align the Company's operations and reduce expenses to ensure the Company continues as a going concern through at least March 31, 2004.

     In July 2003, the Company and Autonomy Corporation entered into a definitive agreement under which Autonomy will acquire the Company (see Note 6) for a purchase price of $1.10 per share in cash. The transaction reflects a fully-diluted cash purchase price of approximately $24,800,000.

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

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2003
                                   (unaudited)

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

     When licenses and maintenance are sold together with professional services such as consulting and implementation, license fees are recognized upon shipment, provided that (1) the criteria in the previous paragraphs have been met, (2) payment of the license fee is not dependent upon the performance of the professional services, (3) the services do not include significant alterations to the features and functionality of the software and (4) the services are deemed "perfunctory" both in level of effort to perform and in magnitude of dollars based upon the Company's objective evidence of fair value for the services relative to the fair value of other elements provided for in the total arrangement fee.

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2003
                                   (unaudited)

     Should professional services be essential to the functionality of the licenses in a license arrangement that contains professional services or should an arrangement not meet the criteria mentioned above, both the license revenues and professional service revenues are recognized in accordance with the provisions of the AICPA's Statement of Position No. 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts" ("SOP 81-1"). When reliable estimates are available for the costs and efforts necessary to complete the implementation services and the implementation services do not include contractual milestones or other acceptance criteria, the Company accounts for the arrangements under the percentage of completion contract method pursuant to SOP 81-1 based upon input measures such as hours or days. When such estimates are not available, the completed contract method is utilized. When an arrangement includes contractual milestones, the Company recognizes revenues as such milestones are achieved provided the milestones are not subject to any additional acceptance criteria. For arrangements that include customer acceptance clauses that the Company does not have an established history of meeting or which are not considered to be routine, the Company recognizes revenue when the arrangement has been completed and accepted by the customer provided all other criteria for revenue recognition are met.

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

     Professional Services. The Company provides professional services such as consulting, implementation and training services to its customers. Revenues from such services, when not sold in conjunction with product licenses, are generally recognized as the services are performed provided that there are indications that the customer is satisfied with and/or will pay for the services and all other revenue recognition criteria are met.

     Included as part of the Company's service revenues are services performed for U.S. Government Defense and other security agencies, either from direct arrangements or subcontracts with other U.S. Government contractors. The Company generally performs these services in conjunction with existing or potential software license sales. Should software be included as part of the arrangement, the Company accounts for any software license fee according to its revenue recognition accounting policy for multiple-element arrangements described above.

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

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2003
                                   (unaudited)

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

Stock-Based Compensation

     The Company has elected to follow the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the estimated fair value of the Company's common stock and the exercise price. FAS 123 defines a "fair value" based method of accounting for an employee stock option or similar equity investment. The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of FAS 123 and the FASB's Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services ("EITF 96-18")."

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

     In order to determine this pro forma net loss, the fair value for the Company's options was estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions for the three months ended June 30, 2003 and 2002: risk-free interest rates of 2.0% and 2.7%, respectively; and volatility factors of 112%, no dividend yield and an expected life of the options of four years for both periods presented. The fair value of shares issued and to be issued pursuant to the Company's employee stock purchase plan in the three months ended June 30, 2003 and 2002 were estimated using the following weighted average assumptions: risk-free interest rate of 1.3%, and 1.7%, respectively, and no dividend yield, a volatility factor of 112%, and an expected life of the option of six months for both periods. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

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

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2003
                                   (unaudited)

     Had compensation expense for the Company's employee stock plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black-Scholes valuation model, the Company's net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                             Three Months Ended June 30,
                                                             ---------------------------
                                                                  2003         2002
                                                                -------       -------
Net loss, as reported ....................................      $(3,259)      $(5,501)
Add:  stock-based compensation expense included in
  reported net loss, net of related tax effects ..........          270           371
Deduct:  total stock-based compensation expense determined
  under fair value method for all awards .................         (837)       (1,010)
                                                                -------       -------
Net loss, pro forma ......................................      $(3,826)      $(6,140)
                                                                =======       =======
Basic and diluted net loss per share, as reported ........      $ (0.15)      $ (0.27)
                                                                =======       =======
Basic and diluted net loss per share, pro forma ..........      $ (0.18)      $ (0.30)
                                                                =======       =======

     These pro forma amounts may not be representative of the effects on reported net loss for future periods as options vest over several years and additional awards are generally made each year.

     The weighted-average grant date fair value of options granted during the three months ended June 30, 2003 and 2002 was $0.61 and $0.97, respectively, and the weighted-average grant date fair value of ESPP shares was $0.68 and $0.57 during the three months ended June 30, 2003 and 2002, respectively.

Use of Estimates

     The preparation of the accompanying unaudited condensed consolidated financial statements requires management to make estimates and assumptions that effect the amounts reported in these financial statements. Actual results could differ from those estimates.

Cash Equivalents and Short-Term Investments

     The Company invests its excess cash in money market accounts and debt instruments and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with an original maturity at the time of purchase of over three months are classified as short-term investments regardless of maturity date, as all such instruments are classified as available-for-sale and can be readily liquidated to meet current operational needs. At June 30, 2003, all of the Company's total cash equivalents and short-term investments were classified as available-for-sale and consisted of obligations issued by U.S. government agencies and multinational corporations, maturing within one year. Realized and unrealized gains and losses were insignificant for all periods presented.

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

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2003
                                   (unaudited)

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

     The following table presents the computation of basic and diluted net loss per share (in thousands, except per share data):


                                        Three Months Ended
                                            June 30,
                                     -----------------------
                                       2003           2002
                                     --------       --------
Net loss ......................      $ (3,259)      $ (5,501)
                                     ========       ========
Weighted-average shares of
  common stock outstanding ....        21,185         20,706
Less weighted-average shares of
  common stock subject to
  repurchase ..................            --            (19)
                                     --------       --------
Weighted-average shares used
  in computation of basic and
  diluted net loss per share ..        21,185         20,687
                                     ========       ========
Basic and diluted net loss per
  share .......................      $  (0.15)      $  (0.27)
                                     ========       ========

Impact of Recently Issued Accounting Standards

    In November 2002, the FASB's EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables (EITF 00-21)." EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe that the adoption of EITF 00-21 will have a material effect on our consolidated financial position, results of operations or cash flows.

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

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2003
                                   (unaudited)

    In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("FAS 149")." FAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to FAS 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, FAS 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. FAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not believe the adoption of FAS 149 will have a material effect on our consolidated financial position, results of operations or cash flows.

2. Commitments and Contingencies

     In the normal course of business, the Company is subject to commitments and contingencies, including operating leases, restructuring liabilities and litigation including securities-related litigation and other claims in the ordinary course of business. The Company may also be subject to termination fees or expense reimbursements to Autonomy in certain circumstances where their acquisition of the Company is not consummated. The Company records accruals for such contingencies based upon its assessment of the probability of occurrence and, where determinable, an estimate of the liability. The Company considers many factors in making these assessments including past history and the specifics of each matter. The Company reviews its assessment of the likelihood of loss on any outstanding contingencies as part of its on-going financial processes. However, actual results may differ from these estimates under different assumptions and conditions.

Commitments

     At June 30, 2003, the Company has contractual and commercial commitments not included on its balance sheet primarily for its San Mateo, California facility that it has an obligation to lease through September 2006. For the remainder of the fiscal year ended March 31, 2004, the Company's total commitments amount to $2,610,000. Future full fiscal year commitments are as follows: $1,972,000 in 2005, $1,715,000 in 2006 and $1,057,000 in 2007
($7,354,000 in total commitments as of June 30, 2003). The aforementioned amounts include estimates of expected fair market rental rates in fiscal years ending March 31, 2004 to March 31, 2007 and the payments of cash and forfeiture of other collateral of $1,000,000 for the year ending March 31, 2004, pursuant to the Lease Amendment described below.

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

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2003
                                   (unaudited)

     In consideration for the above, the Company issued its landlord a warrant to purchase 200,000 shares of the Company's common stock at $0.57 per share (see
Note 3). In addition, the Company forfeited $1,250,000 of $2,000,000 of restricted cash used to collateralize a letter of credit. The Company also forgave approximately $240,000 of security deposits. The $2,000,000 of restricted cash and $240,000 of security deposits were classified as other assets on the Company's consolidated balance sheet prior to forfeiture.

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

     The Company is amortizing the payments and other collateral described above as rent expense over the life of the lease and the amortization of these payments and other collateral totaled $71,000 for the three months ended June 30, 2003. In March 2003, the Company abandoned approximately half of its headquarters facility to facilitate the leasing of the excess space to a third party. As a result, the Company incurred charges of approximately $2,239,000 (including $89,000 of equipment write-downs) during the year ended March 31, 2003. The charges are related to the write-off of approximately half of the unamortized portion of payments and other collateral forfeiture described above and an accrual of approximately $1,026,000 relating to the expected leasing of the excess space to a third party at a rate that is below the Minimum Rate guarantee. The Company paid out $129,000 relating to its excess space for the three months ended June 30, 2003 and reduced its accrual for such excess space accordingly.

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

Restructuring

     During the three months ended June 30, 2003, appropriate levels of the Company's management approved and committed the Company to restructuring programs to better align operating expenses with anticipated revenues. The Company recorded $35,000 of employee severance costs as limited individuals who performed general and administrative duties were notified about the specific actions of the restructuring programs as of June 30, 2003. The Company expects to notify the remaining individuals to be affected by the recently adopted restructuring programs and expects to pay the majority of all employee severance related to these programs during the three months ending September 30, 2003. In addition, the Company had $1,386,000 of accrued restructuring costs related to monthly rent for excess facility capacity that the Company has ceased to use, and potential cash payments and potential forfeiture of cash-based collateral in conjunction with the Lease Amendment described above. The Company expects to pay out its excess facility charges accrued as of June 30, 2003 over the life of the operating lease, which runs through September 2006. The Company expects to sublease its excess space and forfeit its cash-based collateral and pay out cash payments related to its Lease Amendment over the course of the next twelve months.

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2003
                                   (unaudited)

     The following table depicts the Company's restructuring activity during the three months ended June 30, 2003 (in thousands):

                                                                    Expenditures
                            Balance at                              ------------                                  Balance at
    Category              March 31, 2003    Additions          Cash            Non-cash        Adjustments      June 30, 2003
    --------              --------------    ---------          ----            --------        -----------      -------------
Excess facilities             $1,515          $  --            $129            $ --              $  --              $1,386
Employee severance                --             35              --              --                 --                  35
                              ------          -----            ----            ------            -------            ------
    Total ........            $1,515          $  35            $129            $ --              $  --              $1,421
                              ======          =====            ====            ======            =======            ======

     The Company has experienced excess operating lease capacity and should it continue to be unable to find a sub lessee at a rate equivalent to its operating lease rate, the Company may be required to record a charge for the rental payments that it owes to its landlord relating to any excess facility capacity that it ceased to use. The Company's management reviews its facility requirements and assesses whether any excess capacity exists as part of its on-going financial processes.

     During the three months ended June 30, 2002, the Company implemented additional restructuring programs to better align operating expenses with anticipated revenues. The Company recorded a $731,000 restructuring charge, which consisted of $625,000 in employee severance costs and $106,000 in equipment write-downs across most of the expense line items in the Company's consolidated statement of operations for the three months ended June 30, 2002. The restructuring programs resulted in a reduction in force across all company functions of approximately 30 employees. At March 31, 2002, the Company had $763,000 of accrued restructuring costs related to monthly rent for excess facility capacity, employee severance payments and other exit costs. As of June 30, 2003, the Company has paid out all restructuring amounts accrued as of June 30, 2002.

     The following table depicts the Company's restructuring activity during the three months ended June 30, 2002 (in thousands):

                                                                   Expenditures
                              Balance at                           ------------              Balance at
    Category                March 31, 2002   Additions          Cash         Non-cash      June 30, 2002
    --------                --------------   ---------          ----         --------      -------------
Excess facilities ...          $  460          $   --          $  163          $  --           $  297
Employee severance ..             259             625             235             --              649
Equipment write-downs              --             106              --            106               --
Other exit costs ....              44              --              --              6               38
                               ------          ------          ------          ------          ------
   Total ............          $  763          $  731          $  398          $ 112          $   984
                               ======          ======          ======          ======          ======

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2003
                                   (unaudited)

Litigation

     Securities class action lawsuits were filed, starting on August 22, 2001, in the United States District Court for the Southern District of New York . The cases have been consolidated under the caption In re Virage, Inc. Initial Public Offering Securities Litigation, No. 01-CV-7866 (SAS) (S.D.N.Y.), related to In re Initial Public Offerings Securities Litigation, No. 21 MC 92 (SAS). The lawsuit is brought purportedly on behalf of all persons who purchased the common stock of the Company from June 28, 2000 through December 6, 2000. The defendants are the Company, one of its current officers and one of its former officers (the "Virage Defendants"); and investment banking firms that served as underwriters for the Company's initial public offering. The operative amended complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the IPO did not disclose that: (1) the underwriters agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions paid to the underwriters; and (2) the underwriters arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The complaint also appears to allege that false or misleading analyst reports were issued. The complaint does not claim any specific amount of damages. Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants' motions to dismiss. The Court denied the motions to dismiss the claims under the Securities Act of 1933. The Court granted the motions to dismiss the claims under the Securities Exchange Act of 1934.

     The Company has decided to accept a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Virage Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control over certain claims the Company may have against the underwriters. The Virage Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which the Company does not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.

     From time to time, the Company may become involved in litigation claims arising from its ordinary course of business. The Company believes that there are no claims or actions pending or threatened against it, the ultimate disposition of which would have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NASDAQ Listing Requirements

    Through June 30, 2003, the Company's stock was traded on The NASDAQ National Market and the bid price for its common stock had been under $1.00 per share for over 30 consecutive trading days. Under NASDAQ's listing maintenance standards, if the closing bid price of the Company's common stock is under $1.00 per share for 30 consecutive trading days, NASDAQ may choose to notify the Company that it may delist its common stock from The NASDAQ National Market.

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2003
                                   (unaudited)

    The Company received a NASDAQ letter on May 1, 2003 that stated the Company was not in compliance with NASDAQ's minimum bid price listing requirement and that the Company had seven calendar days to do one of the following:

     o Submit an application for transfer of the Company's securities for trading to The NASDAQ SmallCap Market;

     o    Request a hearing to appeal the delisting notice; or

     o    Have  the  Company's  securities  delisted  from The  NASDAQ  National
          Market.

    The Company initiated an appeal process with NASDAQ whereby it requested an in-person hearing with NASDAQ regulators to present relevant measures the Company has taken in order to improve its operating results and, as a result, bolster its stock price to levels required by NASDAQ. The hearing took place in June 2003. The Company received a verdict letter from NASDAQ's compliance department in July 2003 (see Note 6).

Guarantees

     The Company generally provides a warranty for its software products and services to its customers for a period of 90 days and accounts for its warranties under the FASB's Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." From time to time, the Company may enter into contracts that extend the warranty period for its products and services. However, such extensions have not historically impacted the level of warranty workmanship or expense levels. The Company's software products' media are generally warranted to be free of defects in materials and workmanship under normal use and the products are also generally warranted to substantially perform as described in certain Company documentation. The Company's services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer's signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work around or replacement product. The Company's warranty accrual as of June 30, 2003 and March 31, 2003 was not significant and, to date, the Company's product and service warranty expenses have not been significant.

     The Company has two letters of credit that collateralize certain operating lease obligations of the Company and total approximately $768,000 at June 30, 2003 and March 31, 2003, respectively. The Company collateralizes these letters of credit with cash deposits made with certain of its financial institutions and has classified these cash deposits as other assets on the Company's balance sheet as of June 30, 2003 and March 31, 2003. The Company's landlords are able to withdraw on each respective letter of credit in the event that the Company is found to be in default of its obligations under each of its operating leases.

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

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2003
                                   (unaudited)

3.  Stockholders' Equity

Warrant issued to Landlord

     In December 2002, the Company entered into an amendment for its headquarters' operating lease (see Note 2) and issued an immediately exercisable, non-forfeitable warrant to purchase 200,000 shares of common stock at $0.57 per share. The warrant expires in December 2005. The value of the warrant was estimated to be $86,000 and was based upon a Black-Scholes valuation model with the following assumptions: risk free interest rate of 1.9%, no dividend yield, volatility of 130%, expected life of three years, exercise price of $0.57 and fair market value of $0.57. The non-cash amortization of the warrant's value is being recorded as rent expense over the life of the lease. During the three months ended June 30, 2003, the Company recorded $3,000 as rent expense related to this warrant.

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

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2003
                                   (unaudited)

    Information on the Company's reportable segments for the three months ended June 30, 2003 and 2002 are as follows (in thousands):

                                                     Three Months Ended
                                                          June 30,
                                                  ------------------------
                                                   2003              2002
                                                  ------            ------
Software:

Total revenues .......................            $2,021            $2,250

Total cost of revenues ...............               334               386
                                                  ------            ------

Gross profit .........................            $1,687            $1,864
                                                  ======            ======

Application and Professional Services:

Total revenues .......................            $  906            $  985

Total cost of revenues ...............               767               960
                                                  ------            ------

Gross profit .........................            $  139            $   25
                                                  ======            ======


5.   Income Taxes

     The Company has not recorded a provision for federal and state or foreign income taxes for the three months ended June 30, 2003 or 2002 because the Company has experienced net losses since inception, which have resulted in deferred tax assets. The Company has recorded a valuation allowance against all deferred tax assets as a result of uncertainties regarding the realization of the balances, which only may occur through future taxable profits.

6.  Subsequent Events (Unaudited)

Definitive Agreement with Autonomy Corporation plc and Related Restructuring

     In July 2003, the Company and Autonomy Corporation plc entered into a definitive agreement under which Autonomy will acquire the Company. Under the terms of the definitive agreement, upon completion of the acquisition, Autonomy will pay to the Company's stockholders $1.10 per share in cash for each share of the Company's common stock outstanding and will assume any outstanding options to purchase the Company's common stock.

     The merger is subject to a number of conditions including, among other things, approval of the Company's stockholders and regulatory approvals and clearance. The transaction is currently expected to be completed in the quarter ending September 30, 2003. There can be no assurance that the transaction will be consummated. In the event that the proposed transaction fails to close, under certain circumstances, the Company may be required to pay Autonomy a termination fee of $1,250,000 and reimbursement of expenses of up to $350,000.

     As described in Note 2 above, appropriate levels of the Company's management approved and committed the Company to certain restructuring programs. However, the Company had not notified the significant majority of the individuals affected by these programs as of June 30, 2003. In conjunction with the signing of the definitive agreement with Autonomy in July 2003, the Company expects that it will notify the remaining individuals to be affected by these restructuring programs and expects to incur and pay employee severance costs of approximately $1,000,000 during the three months ended September 30, 2003 . The impact of the expected severance costs to the Company's software segment and application services and professional services segment is expected to be approximately $28,000 and $18,000, respectively.

                                  VIRAGE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2003
                                   (unaudited)

NASDAQ SmallCap Market Transfer

    In July 2003, the Company received a response from NASDAQ's compliance department stating that its appeal was dismissed and that the Company had the option of transferring to The NASDAQ SmallCap Market or being delisted from the exchange. The Company submitted an application for transfer to The NASDAQ SmallCap Market, which was accepted and the Company transferred to and began trading on The NASDAQ SmallCap Market in July 2003. The Company expects that it will have at least 180 days to regain compliance with NASDAQ's listing requirements while trading on The NASDAQ SmallCap Market. The Company may be eligible to transfer back to The NASDAQ National Market if its bid price maintains the $1.00 per share requirement for 30 consecutive trading days and it has maintained compliance with all other continued listing requirements for The NASDAQ National Market.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the "Selected Consolidated Financial Data", the condensed consolidated financial statements and related notes contained herein. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We may identify these statements by the use of words such as "believe", "expect", "anticipate", "intend", "plan", "will acquire", and similar expressions. These forward-looking statements involve several risks and uncertainties. Our actual results may differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those described under the caption "Risk Factors" herein. These forward-looking statements speak only as of the date of this report, and we caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business as addressed elsewhere in this report.

     Virage, Inc. is a provider of video and rich media communication software products, professional services and application services. We sell these products and services to corporations, media and entertainment companies, government agencies, and universities worldwide.

Recent Events

Definitive Agreement with Autonomy Corporation plc and Related Restructuring

     In July 2003, we entered into a definitive agreement with Autonomy Corporation plc under which Autonomy will acquire us. Under the terms of the definitive agreement, upon completion of the acquisition, Autonomy will pay to our stockholders $1.10 per share in cash for each share of our common stock outstanding and will assume any outstanding options to purchase our common stock.

     The merger is subject to a number of conditions including, among other things, approval of our stockholders and regulatory approvals and clearance. We currently expect the transaction to be completed in the quarter ending September 30, 2003. There can be no assurance that the transaction will be consummated. In the event that the proposed transaction fails to close, under certain circumstances, we may be required to pay Autonomy a termination fee of $1,250,000 and reimbursement of expenses of up to $350,000.

     During the three months ended June 30, 2003, appropriate levels of our management approved and committed us to restructuring programs to better align our operating expenses with anticipated revenues. As of June 30, 2003, we had accrued employee severance costs of $35,000 as only limited individuals who performed general and administrative duties were notified about the specific actions of these restructuring programs. We expect we will notify the remaining individuals to be affected by these restructuring programs during the three months ending September 30, 2003. We expect to incur employee severance costs of approximately $1,000,000 during the three months ending September 30, 2003 and expect to pay the majority of all employee severance related to these programs during the same period.

     In addition, at June 30, 2003 we had an accrual balance of $1,386,000 related to restructuring costs for excess facility capacity, and potential cash payments and potential forfeiture of cash-based collateral in conjunction with an operating lease amendment described in the notes to our condensed consolidated financial statements contained elsewhere in this quarterly report. We expect to pay out the excess facility charges accrued as of June 30, 2003 over the life of the operating lease, which runs through September 2006. We expect to sublease our excess space and forfeit certain cash-based collateral and pay out cash payments related to our Lease Amendment over the course of the next six months.

     The following table depicts our restructuring activity during the three months ended June 30, 2003 (in thousands):

                                            Balance at              Expenditures                                      Balance at
        Category          March 31, 2003    Additions           Cash             Non-cash        Adjustments         June 30, 2003
        --------          --------------    ---------           ----             --------        -----------         -------------
Excess facilities             $1,515          $  --            $  129            $     --            $     --            $1,386
Employee severance                --             35                --                  --                  --                35
                              ------          -----            ------            --------            --------            ------
    Total ........            $1,515          $  35            $  129            $     --            $     --            $1,421
                              ======          =====            ======            ========            ========            ======

     Excess  Facilities:  Excess facilities and other exit costs relate to lease obligations and closure costs associated with offices we have vacated as a result of our cost reduction initiatives and the restructuring of our San Mateo office lease (refer to the discussion regarding our lease amendment in the notes to our condensed consolidated financial statements contained elsewhere in this quarterly report). Cash expenditures for excess facilities and other exit costs during the three months ended June 30, 2003 represent the contractual ongoing lease payments. It is management's best estimate that we will not be able to recoup the losses from our lease rental payments recorded as excess facilities, which continues through September 2006. The current commercial real estate market in Northern California is poor for sublessors looking for tenants, and while we will make every attempt to secure a sublease, we believe that we will be unable to sublease this additional space at a rate that is consistent with the minimum rate provided for in our lease amendment. We have made a number of estimates, such as length of time required to engage a sublessee and an assumed sublease rate, in deriving the accounting for our lease amendment and excess facility space. Our assumptions and estimates are based upon the best information that we have at the time any charges are derived. There are a number of external factors outside of our control that could prove our assumptions and estimates materially inaccurate and require us to record additional charges in future periods. We monitor all of these external factors and the impact on its assumptions and estimates as part of our on-going financial processes.

     Employee Severance: Accrued employee severance, which includes severance payments, related taxes, outplacement and other benefits, totaled approximately $35,000 as of June 30, 2003. As of June 30, 2003, only limited individuals who performed general and administrative duties were notified about the specific actions of our restructuring programs. We expect we will notify the remaining individuals to be affected by these restructuring programs during the three months ending September 30, 2003. As a result, we expect to incur employee severance costs of approximately $1,000,000 during the three months ending September 30, 2003 and expect to pay the majority of all employee severance related to these programs during the same period.

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

     When licenses and maintenance are sold together with professional services such as consulting and implementation, license fees are recognized upon shipment, provided that (1) the criteria in the previous paragraphs have been met, (2) payment of the license fee is not dependent upon the performance of the professional services, (3) the services do not include significant alterations to the features and functionality of the software and (4) the services are deemed "perfunctory" both in level of effort to perform and in magnitude of dollars based upon the Company's objective evidence of fair value for the services relative to the fair value of other elements provided for in the total arrangement fee.

     Should professional services be essential to the functionality of the licenses in a license arrangement that contains professional services or should an arrangement not meet the criteria mentioned above, both the license revenues and professional service revenues are recognized in accordance with the provisions of the AICPA's Statement of Position No. 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts" ("SOP 81-1"). When reliable estimates are available for the costs and efforts necessary to complete the implementation services and the implementation services do not include contractual milestones or other acceptance criteria, we account for the arrangements under the percentage of completion contract method pursuant to SOP 81-1 based upon input measures such as hours or days. When such estimates are not available, the completed contract method is utilized. When an arrangement includes contractual milestones, we recognize revenues as such milestones are achieved provided the milestones are not subject to any additional acceptance criteria. For arrangements that include customer acceptance clauses that we do not have an established history of meeting or which are not considered to be routine, we recognize revenue when the arrangement has been completed and accepted by the customer provided all other criteria for revenue recognition have been met.

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

     Professional Services. We provide professional services such as consulting, implementation and training services to our customers. Revenues from such services, when not sold in conjunction with product licenses, are generally recognized as the services are performed provided that we have indications the customer is satisfied with and/or will pay for the services and all other revenue recognition criteria are met.

     Included as part of our service revenues are services performed for U.S. Government Defense and other security agencies, either from direct arrangements or subcontracts with other U.S. Government contractors. We generally perform these services in conjunction with existing or potential software license sales. Should software be included as part of the arrangement, we account for any software license fee according to our revenue recognition accounting policy for multiple-element arrangements described above.

     Virtually  all of our  services  with such  U.S.  Government  entities  are performed under various firm-fixed-price, time-and-material, and cost-plus-fixed-fee reimbursement contracts. Revenues on firm-fixed-price contracts are generally recognized according to SOP 81-1 based upon costs incurred in relation to total estimated costs from input measures such as hours or days. Revenues on time-and-material contracts are recognized to the extent of billable rates multiplied by hours worked plus materials expense incurred. Revenues for cost-plus-fixed-fee contracts are recognized as costs are incurred, including a proportionate amount of the fee earned.

     Customer billings that have not been recognized as revenue in accordance with the above policies are shown on the balance sheet as deferred revenue.

Allowance for Revenue Adjustments and Doubtful Accounts

     If we determine that payment from the customer is not probable at the time all other revenue recognition criteria (as described above) have been met, we defer revenues until payment from the customer is received. We also make judgments as to our ability to collect outstanding receivables (that have not been deferred) and provide an allowance for the portion of receivables when collection becomes doubtful. We also provide an allowance for returns and revenue adjustments in the same period as the related revenues are recorded. Allowances are made based upon a specific review of all significant outstanding invoices. Allowances recorded offset our gross accounts receivable balance.

Restructuring Costs

     During the three months ended June 30, 2003 and 2002, we undertook plans to restructure our operations in order to reduce operating expenses. Our restructuring expenses have included excess facilities, employee severance, asset write-downs and other exit costs. Given the significance of, and timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. Our restructuring expenses involved significant estimates made by management using the best information available at the time that the estimates were made, some of which were based upon information provided by third parties. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

     As discussed in Note 2 of the notes to our condensed consolidated financial statements included elsewhere in this quarterly report, we have recorded significant restructuring expenses in connection with our abandonment of certain leased facilities. These excess facility costs were estimated to include remaining lease liabilities, forfeiture of certain collateral pursuant to our lease amendment and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to sublease the facilities and the likely sublease rates. These estimates are based on market trend information analyses provided by commercial real estate brokerage firms retained by us. We review these estimates each reporting period and, to the extent that our assumptions change, adjustments to the restructuring accrual are recorded. If the real estate market continues to worsen and we are not able to sublease the properties as early as, or at the rates estimated, the accrual will be increased, which would result in additional restructuring costs in the period in which such determination is made. If the real estate market strengthens and we are able to sublease the properties earlier or at more favorable rates than projected, the accrual may be decreased, which would increase net income in the period in which such determination is made.

Commitments and Contingencies

    In the normal course of business, we are subject to commitments and contingencies, including operating leases, restructuring liabilities, and legal proceedings and claims that cover a wide range of matters, including securities-related litigation and other claims. We also may be subject to termination fees or expense reimbursements to Autonomy in certain circumstance where their acquisition of us is not consummated. We record accruals for such contingencies based upon our assessment of the probability of occurrence and, where determinable, an estimate of the liability. We consider many factors in making these assessments including past history and the specifics of each matter. We believe that there are no claims or actions pending or threatened against us that would have a material adverse effect on our operating results. Further, we review our assessment of the likelihood of loss on any outstanding contingencies as part of our management's on-going financial processes. However, actual results may differ from these estimates under different assumptions and conditions.

     From time to time, we may become involved in litigation claims arising from our ordinary course of business. We provide further detail about one of these claims in the notes to our consolidated financial statements included elsewhere in this quarterly report. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on the our consolidated financial position, results of operations or cash flows.

Results of Operations

     The following table sets forth consolidated financial data for the periods indicated, expressed as a percentage of total revenues.


                                                Three Months Ended
                                                     June 30,
                                             -------------------------
                                               2003              2002
                                             -------           -------
Revenues:
  License revenues ...............              44%               50%
  Service revenues ...............              56                50
                                              ----              ----
          Total revenues .........             100               100
                                              ----              ----
Cost of revenues:
  License revenues ...............               5                 6
  Service revenues ...............              33                36
                                              ----              ----
          Total cost of revenues .              38                42
                                              ----              ----
Gross profit .....................              62                58
Operating expenses:
  Research and development .......              57                74
  Sales and marketing ............              71               114
  General and administrative .....              38                35
  Stock-based compensation .......               9                11
                                              ----              ----
          Total operating expenses             175               234
                                              ----              ----
Loss from operations .............            (113)             (176)
Interest and other income ........               2                 6
                                              ----              ----
Net loss .........................            (111)%            (170)%
                                              ====              ====

     We incurred a net loss of $3,259,000 during the three months ended June 30, 2003. As of June 30, 2003, we had an accumulated deficit of $110,303,000. We expect to continue to incur operating losses for the foreseeable future. In view of the rapidly changing nature of our market and our limited operating history, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our historic revenue growth rates are not necessarily sustainable or indicative of our future growth.

Revenues

     The following table sets forth a breakdown of our revenues for the three months ended June 30, 2003, with changes expressed in whole dollar amounts and percentages versus results from the same period in the prior fiscal year (all amounts presented are in thousands, except percentages):

                                       Three Months Ended June 30,             Increase/(Decrease)
                                       --------------------------              -------------------
                                          2003              2002             Amount          Percent
                                         ------            ------            ------          -------
License revenues ............            $1,276            $1,611            $(335)            (21)%

Customer support revenues ...               745               639              106              17%
Professional service revenues               511               522              (11)             (2)%
Application service revenues                395               463              (68)            (15)%
                                         ------            ------            -----
  Total service revenues ....             1,651             1,624               27               2%
                                         ------            ------            -----

    Total revenues ..........            $2,927            $3,235            $(308)            (10)%
                                         ======            ======            =====           =====

     Total revenues decreased to $2,927,000 for the three months ended June 30, 2003 from $3,235,000 for the three months ended June 30, 2002, a decrease of $308,000 or 10%. This decrease was a result of decreases in license, professional service, and application service revenues, and was slightly offset by increases in customer support revenues. International revenues decreased to $463,000, or 16% of total revenues, during the three months ended June 30, 2003, from $714,000, or 22% of total revenues, during the three months ended June 30, 2002. There were no customers who accounted for more than 10% of total revenues during the three months ended June 30, 2003 or 2002.

      License revenues decreased to $1,276,000 for the three months ended June 30, 2003 from $1,611,000 for the three months ended June 30, 2002, a decline of $335,000 or 21%. This decrease was a result of lower sales of our platform products and was offset, in part, by increased revenues from our application products. We believe the lower sales performance for our platform business during the three months ended June 30, 2003 continued to result from weak technology spending by our target markets in the United States and abroad, causing delays in the closure of deals for our platform license products or a reduction in the size of those deals. The decline in platform license revenues was offset, in part, by increased revenues from our application products, particularly VS Webcasting. Our VS Webcasting product continues to be our strongest performing application product, although we do, to a lesser extent, continue to experience some demand for our VS Publishing and VS Production applications.

     Service revenues increased to $1,651,000 during the three months ended June 30, 2003 from $1,624,000 during the three months ended June 30, 2002, an increase of $27,000. Customer support increased by 17% during the three months ended June 30, 2003 in comparison to the three months ended June 30, 2002. Our customer support revenues increased in comparison to the prior year's quarter, despite a decline in our license revenues during the current quarter. This was a result of existing customers renewing their support agreements with us during the current and prior quarters. These renewals, combined with the significant majority of our new customers also purchasing support contracts, resulted in our customer support revenues increasing during the current quarter in comparison to the same period in the prior year. Professional and application service revenues declined two percent and 15%, respectively, in the three months ended June 30, 2003 in comparison to the three months ended June 30, 2002. Professional service revenues typically correlate with fluctuations in our license business as consulting contracts are frequently signed upon the purchase of our software. Consistent with the decrease in our license revenues during the three months ended June 30, 2003, we generated lower professional service revenues from our commercial customers. These decreases were partially offset by an increase in revenues earned from defense related entities of the U.S. Government, which comprised 10% of our total revenues during the three months ended June 30, 2003 (none during the three months ended June 30, 2002). Our application service revenues declined modestly during the three months ended June 30, 2003 as a result of lower revenues generated from our application and video hosting services. We focused our efforts and resources on our enterprise software and related services businesses during the past 12 months and, as a result, we significantly downsized our application services business infrastructure and sales efforts. As a result, we had fewer customers engaging such hosting services during the three months ended June 30, 2003 in comparison to June 30, 2002.

Cost of Revenues

     The following table sets forth a breakdown of our different cost of revenues for the three months ended June 30, 2003 and 2002, with changes expressed in whole dollar amounts and percentages versus results from the same period in the prior fiscal year (all amounts presented are in thousands, except percentages):

                                                    Three Months Ended June 30,               Increase/(Decrease)
                                                    ---------------------------               -------------------
                                                     2003                2002               Amount           Percent
                                                    ------             -------              ------           -------
Cost of license revenues ...............            $  153             $   187              $ (34)            (18)%

Cost of customer support revenues ......               181                 199                (18)             (9)%
Cost of professional service revenues ..               417                 539               (122)            (23)%
Cost of application service revenues ...               350                 421                (71)            (17)%
                                                    ------             -------              -----
  Total cost of service revenues .......               948               1,159               (211)            (18)%
                                                    ------             -------              -----
    Total cost of revenues .............            $1,101             $ 1,346              $(245)            (18)%
                                                    ======             =======              =====            =======


License gross profit ...................                88%                 88%

Customer support gross profit ..........                76%                 69%
Professional service gross profit (loss)                18%                 (3)%
Application service gross profit .......                11%                  9%
  Total service gross profit ...........                43%                 29%
    Total gross profit .................                62%                 58%
                                                    ======             =======

     Cost of license revenues consists primarily of royalty fees for third-party software products integrated into our products. Our cost of service revenues includes personnel expenses, related overhead, communication expenses and capital equipment depreciation costs for maintenance and support activities and application and professional services. Total cost of revenues decreased to $1,101,000, or 38% of total revenues, in the three months ended June 30, 2003 from $1,346,000, or 42% of total revenues, in the three months ended June 30, 2002. The decrease in total cost of revenues was due to a reduction in license royalties payable as a result of a smaller amount of revenues during the three months ended June 30, 2003, as well as our restructuring efforts during the past twelve months. We generally expect that increases or decreases in the dollar amount of our total cost of revenues will correlate with increases or decreases in the dollar amount of our total revenues. However, our total cost of revenues is highly variable and has, in the past, been inconsistent with our expectations.

     Cost of license revenues decreased to $153,000, or 12% of license revenues, in the three months ended June 30, 2003 from $187,000, or 12% of license revenues, in the three months ended June 30, 2002. The decrease was primarily due to fewer shipments of products upon which we incur a unit-based royalty to certain technology providers.

     Cost of service revenues decreased to $948,000, or 57% of service revenues, in the three months ended June 30, 2003 from $1,159,000, or 71% of service revenues, in the three months ended June 30, 2002. Decreases in cost of customer support services, professional services and application services all contributed to lower cost of service expenses and were a result of our restructuring efforts undertaken during the past twelve months, including headcount reductions, facility consolidations and equipment write-downs.

Operating Expenses

     The following table sets forth a breakdown of our different operating expenses for the three months ended June 30, 2003 and 2002, with changes expressed in whole dollar amounts and percentages versus results from the same period in the prior fiscal year (all amounts presented are in thousands, except percentages):

                                                                             Increase/(Decrease)
                                    Three Months Ended June 30,                 vs. Prior Year
                                    ---------------------------              -------------------
                                       2003              2002              Amount             Percent
                                       ----              ----              ------             -------
Research and development .            $1,654            $2,382            $  (728)              (31)%
Sales and marketing ......             2,095             3,685             (1,590)              (43)%
General and administrative             1,120             1,142                (22)               (2)%
Stock-based compensation .               270               371               (101)              (27)%
                                      ------            -------           -------
  Total operating expenses            $5,139            $7,580            $(2,441)              (32)%
                                      ======            ======            =======              ====

     Research  and  Development  Expenses.  Research  and  development  expenses consist primarily of personnel and related costs for our development efforts. Our research and development expenses decreased to $1,654,000, or 57% of revenues,  in the three  months ended June 30, 2003 from  $2,382,000,  or 74% of revenues, in the three months ended June 30, 2002. The decrease was primarily due to our restructuring efforts during fiscal 2003 whereby headcount reductions and facility consolidations resulted in decreases of $467,000 and $248,000, respectively, during the three months ended June 30, 2003 in comparison to the three months ended June 30, 2002. To date, we have not capitalized any software development costs as they have been insignificant after establishing technological feasibility.

      Sales and Marketing Expenses. Sales and marketing expenses consist of personnel and related costs for our direct sales force, pre-sales support and marketing staff, and discretionary marketing programs including trade shows, telemarketing campaigns and seminars. Sales and marketing expenses decreased to $2,095,000, or 71% of total revenues, in the three months ended June 30, 2003 from $3,685,000, or 114% of total revenues, in the three months ended June 30, 2002. The decrease was primarily due to our restructuring efforts during fiscal 2003, resulting in reductions in headcount and facility related expenses that saved $1,162,000 and $245,000, respectively, during the three months ended June 30, 2003 in comparison to the three months ended June 30, 2002.

     General and Administrative Expenses. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities, costs of our external audit firm and costs of our outside legal counsel. General and administrative expenses decreased modestly in absolute dollars to $1,120,000, or 38% of total revenues, in the three months ended June 30, 2003 from $1,142,000,or 35% of total revenues, in the three months ended June 30, 2002. The decrease in absolute dollars was primarily due to our restructuring efforts during fiscal 2003, resulting in payroll and related expense savings of $212,000 and facility-related cost savings of $51,000 in the three months ended June 30, 2003 in comparison to the three months ended June 30, 2002. These decreases were almost entirely offset by an increase in professional service expenses, particularly legal and accounting fees payable in connection with the pending acquisition of us by Autonomy, of $264,000 during the three months ended June 30, 2003 in comparison to June 30, 2002.

     Stock-Based Compensation Expense. We follow the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), in accounting for our employee stock options because the alternative fair value accounting provided for under the FASB's Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the estimated fair value of the Company's common stock and the exercise price. Stock based compensation expense represents the amortization of this deferred compensation for stock options granted to our employees. We recognized stock-based compensation expense of $270,000 and $371,000 in the three months ended June 30, 2003 and 2002, respectively, in connection with the granting of stock options to our employees. Our stock-based compensation expense decreased in the three months ended June 30, 2003 in comparison to the three months ended June 30, 2002 as the options for which deferred compensation originated have become fully vested or employees have departed from the Company.

     Interest and Other Income. Interest and other income includes interest income from cash, cash equivalents and short-term investments. Interest and other income, net, decreased to $54,000 in the three months ended June 30, 2003 from $190,000 in the three months ended June 30, 2002. The decreases were a result of lower interest rates and lower average cash balances during the three months ended June 30, 2003.

     Provision for Income Taxes. We have not recorded a provision for federal and state or foreign income taxes during the three months ended June 30, 2003 or 2002 because we have experienced net losses since inception, which have resulted in deferred tax assets. We have recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance through future taxable profits.

Liquidity and Capital Resources

     As of June 30, 2003, we had cash, cash equivalents and short-term investments of $13,923,000, a decrease of $2,394,000 from March 31, 2003 and our working capital, defined as current assets less current liabilities, was $8,569,000, a decrease of $2,492,000 in working capital from March 31, 2003. The decrease in our cash, cash equivalents, and short-term investments and our working capital is primarily attributable to cash used in operating activities.

     Our operating activities resulted in net cash outflows of $2,506,000 and $5,205,000 for the three months ended June 30, 2003 and 2002, respectively. The cash used in these periods was primarily attributable to net losses of $3,259,000 and $5,501,000 in the three months ended June 30, 2003 and 2002, respectively, offset by depreciation and non-cash, stock-based charges.

     Investing activities resulted in cash inflows of $5,887,000 and $2,560,000 for the three months ended June 30, 2003 and 2002, respectively. Our investing inflows were primarily from the maturity of our short-term investments and our outflows were primarily for the purchase of short-term investments and capital equipment. We expect that we will continue to invest in short-term investments and purchase capital equipment as we replace older equipment with newer models.

     Financing activities provided net cash inflows of $144,000 and $161,000 during the three months ended June 30, 2003 and 2002, respectively. These inflows were from the proceeds of our employee stock plans during each period.

     At June 30, 2003, we have contractual and commercial commitments not included on our balance sheet primarily for our San Mateo, California facility that we have an obligation to lease through September 2006. For the remainder of the fiscal year ended March 31, 2004, our total commitments amount to $2,610,000. Future full fiscal year commitments are as follows: $1,972,000 in 2005, $1,715,000 in 2006 and $1,057,000 in 2007 ($7,354,000 in total commitments as of June 30, 2003). The aforementioned amounts include estimates of expected fair market rental rates in fiscal years ending March 31, 2004 to March 31, 2007 and the payments of cash and forfeiture of other collateral of $1,000,000 for the year ending March 31, 2004, pursuant to the Lease Amendment described in the notes to our condensed consolidated financial statements included elsewhere in this quarterly report.

     Our management believes we have adequate cash to sustain operations at least through fiscal 2004 and is managing our business in the short-term to control the amount of cash used and in the long-term to manage towards profitability utilizing existing assets. During fiscal 2003, we continued to reduce operating expenses by renegotiating our lease commitments, reducing purchases of other services and making workforce reductions. During fiscal 2004, we executed additional workforce reduction measures. We are committed to the successful execution of our operating plan and will take further restructuring actions as necessary to align our revenue and reduce expenses.

     Although we believe our existing cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months, higher than anticipated expenses and lower than anticipated receipts may result in lower cash, cash equivalents and investments balances than presently anticipated and we may find it necessary to obtain additional equity or debt financing. We may not be able to obtain adequate or favorable financing when necessary to fund our business. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

Risk Factors

     The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating results. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

                          Risks Related to Our Business

If the proposed merger with Autonomy Corporation plc is not completed, our business and stock price may be adversely affected.

      On July 10, 2003, we announced a definitive acquisition agreement by Autonomy Corporation plc. The acquisition is subject to a number of contingencies, including approval by a majority vote of our stockholders, receipt of regulatory approvals and other customary closing conditions. Therefore, there is a risk that the merger will not be completed or that it will not be completed in the expected time period. If the merger is not completed, we could be subject to a number of risks that may adversely affect our business and stock price, including:

     o the trading price of our common stock likely will decline as we believe the current trading price reflects a market assumption that the acquisition will be completed;

     o we have and will continue to incur significant expenses related to the acquisition prior to its closing, including fees paid to an investment bank for a fairness opinion for the merger, and legal and accounting fees, that must be paid even if the merger is not completed; and

     o if the merger agreement is terminated under certain circumstances, we may be obligated to pay Autonomy a $1,250,000 termination fee and up to $350,000 for reimbursable expenses.

     If completion of the merger is substantially delayed, we could be subject to a number of risks that may adversely affect our business and stock price, including:

     o the trading price of our common stock might not exceed $1.10 to the extent that the trading price reflects a market assumption that the merger will be completed; and

     o we could suffer repercussions from the limitations on our ability to conduct our business that we are bound by (until the merger is completed or the merger agreement is terminated) in the merger agreement.

     In connection with the proposed acquisition, we have mailed and/or will mail to our stockholders and filed with the SEC a definitive proxy statement which will contain important information about Virage, the proposed merger and related matters. We urge all interested and affected parties to read the definitive proxy statement.

The uncertainty created by the proposed acquisition of us by Autonomy could have an adverse effect on our revenue and results of operations.

     Due to our agreement to be acquired by Autonomy, we are and will continue to be operating in a state of uncertainty about our future until the proposed transaction is either completed or the acquisition agreement is terminated. As a result of this uncertainty, customers may decide to delay, defer, or cancel purchases of our products pending resolution of the proposed transaction. If these decisions represent a significant portion of our anticipated revenue, our results of operations and quarterly revenues could be adversely impacted.

The announcement of the sale of our Company to Autonomy could impair existing relationships with our suppliers, customers, strategic partners and employees, which could have an adverse effect on our business and financial results.

     The recent public announcement that we have entered into a definitive agreement to be acquired by Autonomy could substantially impair important business relationships because of uncertainty regarding our future strategic direction and the distraction completing these transactions will create.
Impairment of these business relationships could reduce revenues or increase expenses, either of which could harm our financial results. Specific examples of situations in which we could experience problems include the following:

     o suppliers, distributors or customers could decide to cancel or terminate existing arrangements, or fail to renew those arrangements, as a result of the pending acquisition by Autonomy;

     o our employees may be distracted by concerns about the pending merger with Autonomy and therefore may not meet critical deadlines in their assigned tasks or otherwise perform effectively;

     o our management personnel may be distracted from day-to-day operations by the time demands associated with these significant corporate transactions and therefore may be unable to timely identify and address business issues as they arise; and

     o other current or prospective employees may experience uncertainty about their future roles with us, which could adversely affect our ability to attract and retain key management, sales, marketing and technical personnel.

If the proposed acquisition by Autonomy is completed, shares of Virage common stock will no longer represent equity interests in Virage's business.

      If the proposed merger with Autonomy is completed, each share of Virage common stock will be converted into the right to receive $1.10 in cash and will no longer represent an equity interest in Virage. Because of this conversion, stockholders will not be able to share in any potential future growth of Virage's business.

We have not been profitable and if we do not achieve profitability, our business may fail. If we need additional financing we may not obtain the required financing on favorable terms and conditions.

    We have experienced operating losses in each quarterly and annual period since we were formed and we expect to incur significant losses in the future. As of June 30, 2003, we had an accumulated deficit of $110,303,000. We have made efforts to reduce our expenses over the past several quarters, but it is possible that we could incur increasing research and development, sales and marketing and general and administrative expenses at some point in the future, particularly in connection with the proposed acquisition by Autonomy. Our revenues have been relatively flat to slightly down for the past five quarters and any inability to increase our revenues significantly in the future will result in continuing losses and a deteriorating cash position, which will harm our business. In addition, our cash, cash equivalent and short-term investment resources (collectively, "cash resources") totaled $13,923,000 as of June 30, 2003 and we used $2,506,000 in our operating activities during the three months ended June 30, 2003. We anticipate that our operating activities will use a substantial portion of our remaining cash resources over the next 12 months. Absent a significant interim improvement in our operating results or a successful effort to raise additional capital, this will leave us with a deteriorated cash position in comparison to our cash position as of June 30, 2003 and this may affect our ability to transact future strategic operating and investing activities, which may harm our business and cause our stock price to fall. In addition, we may experience reluctance on the part of prospects to purchase from us if they believe our financial viability is in question. The current business environment is not conducive to raising additional financing. If we require additional financing, the terms of such financing may heavily dilute the ownership interests of current investors, and cause our stock price to fall significantly or we may not be able to secure financing upon acceptable terms at all. Accordingly, our stock price and business' viability is heavily dependent upon our ability to grow our revenues and manage our costs in order to preserve cash resources.

Failure to comply with NASDAQ's listing standards could result in our delisting by NASDAQ from The NASDAQ Small Cap and/or National Market and severely limit the ability to sell any of our common stock.

    Our stock is currently traded on The NASDAQ SmallCap Market. Under NASDAQ's listing maintenance standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, NASDAQ may choose to notify us that it may delist our common stock. For at least the prior 12 months until the announcement of our agreement to be acquired by Autonomy, our common stock price predominantly traded below $1.00 per share. There can be no assurance that our stock will continue to trade above the $1.00 per share listing requirement, that we will comply with other non-bid price related listing criteria or that our common stock will remain eligible for trading on The NASDAQ SmallCap Market or The NASDAQ National Market. If our stock were delisted, the ability of our stockholders to sell any of our common stock at all would be severely, if not completely, limited.

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

     We have limited visibility into future demand, and our limited operating history makes it difficult for us to foresee or accurately evaluate factors that may impact such future demand. Our visibility over our potential sales is typically limited to the current quarter and our visibility for even the current quarter is rather limited. In order to provide a revenue forecast for the current quarter, we must make assumptions about conversion of sales prospects into current quarter revenues. Such assumptions may be materially incorrect due to the pending acquisition of us by Autonomy, competition for the customer order, pricing pressures, sales execution issues, customer selection criteria or length of the customer selection cycle, the failure of sales contracts to meet our revenue recognition criteria, our inability to timely perform professional services, our inability to hire and retain qualified personnel, our inability to develop new markets domestically and internationally, the strength of information technology spending, and other factors that may be beyond our control. In addition, our application products are relatively early in their product life cycles and we cannot predict how the market for these products will develop. Our assumptions about conversion of potential application product sales and/or our potential platform product sales into current quarter revenues could be materially incorrect. We are reliant on third party resellers for a significant portion of our license revenues and we have limited visibility into the status of orders from these third parties.

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

     Our cost of sales and expense forecasts are based upon our budgets and spending forecasts for each area of the Company. Circumstances we may not foresee could increase cost and expense levels beyond the levels forecasted. Such circumstances may include the pending acquisition of us by Autonomy, competitive threats in our markets which we may need to address with additional sales and marketing expenses, severance for involuntary reductions in headcount should we determine cost cutting measures are necessary, write-downs of equipment and/or facilities in the event of unforeseen excess capacity, legal claims, employee turnover, additional royalty expenses should we lose a source of current technology, losses of key management personnel, unknown defects in our products, and other factors we cannot foresee. In addition, many expenditures are planned or committed in advance in anticipation of future revenues, and if our revenues in a particular quarter are lower than we anticipate, we may be unable to reduce spending in that quarter. As a result, any shortfall in revenues or a failure to improve gross profit margin would likely hurt our quarterly and/or annual operating results.

     Our cash balance and cash usage forecasts are typically limited to the current quarter and are based upon a number of factors including our revenue and expense forecasts, which are also subject to a number of risks described above. In addition, in deriving our cash forecasts, we make a number of assumptions that are subject to other uncertainties including our expected cash payments to employees, vendors and other parties, expected cash receipts from customers and interest earned on our cash and investment balances. Such assumptions may be materially incorrect due to the pending acquisition of us by Autonomy, unexpected payments that are required to be made to employees or vendors, delayed payments from our customers, unfavorable fluctuations in interest rates and other factors that may be beyond our control.

The failure of any significant contracts to meet our policies for recognizing revenue may prevent us from achieving our revenue objectives for a quarter or a fiscal year, which would hurt our operating results.

     Our sales contracts are typically based upon standard agreements that meet our revenue recognition policies. However, our future sales may include site licenses, professional services or other transactions with customers who may negotiate special terms and conditions that are not part of our standard sales contracts. In addition, customers may insist on an extended payment schedule or may delay payments to us, which may require us to recognize from sales to those customers' when amounts become due or are collected, rather than upon delivery of our software to the customer. If these special terms and conditions cause sales under these contracts to not qualify under our revenue recognition policies, we would defer revenues to future periods when all revenue recognition criteria are met, which may impair our revenues and operating results.

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

    The market price of our common stock has experienced significant swings in price over short periods of time. We believe that factors such as the announcement of our definitive agreement to be acquired by Autonomy and other announcements related to our business, fluctuations in our operating results, failure to meet securities analysts' expectations, our ability to remain an active listing on The NASDAQ SmallCap Market or The NASDAQ National Market, general conditions in the software and high technology industries and the worldwide economy, announcements of technological innovations, new systems or product enhancements by us or our competitors, acquisitions, changes in governmental regulations, developments in patents or other intellectual property rights and changes in our relationships with customers and suppliers could cause the price of our common stock to continue to fluctuate substantially. Historically, there has been a relatively small number of buyers and sellers of our common stock and trading volume of our common stock is relatively low in comparison to many companies listed on The NASDAQ SmallCap Market or The NASDAQ National Market and other well-known stock exchanges. This low trading volume contributes to the volatility of our stock. In addition, in recent years the stock market in general, and the market for small capitalization and high technology stocks in particular, has experienced extreme price fluctuations. Any of these factors could adversely affect the market price of our common stock.

Our revenues may be harmed if general economic conditions do not improve.

     Our revenues are dependent on the health of the economy (in particular, the robustness of information technology spending) and the growth of our customers and potential future customers. The economic environment has not been favorable to companies involved in information technology infrastructure for several quarters. In addition, potential conflicts with rogue countries and the threat of terrorist actions create a great deal of uncertainty for businesses and this uncertainty generally results in businesses delaying investments in such areas as information technology. If the economic trend continues, our customers and potential customers may continue to delay or reduce their spending on our software and service solutions. When economic conditions for information technology products weaken, sales cycles for sales of software products and related services tend to lengthen and companies' information technology and business unit budgets tend to be reduced. We believe that global economic conditions have become progressively weaker over the past 24 months and believe that this has contributed to our decline in revenues for our current quarter in comparison to other quarters over the past couple of years. If global economic conditions continue to weaken or if potential conflicts continue or worsen, our revenues could continue to suffer and our stock price could decline further.

Our restructuring efforts may not result in the intended benefits. We may be required to record additional restructuring charges and this may adversely affect the morale and performance of our personnel we wish to retain and may also adversely affect our ability to hire new personnel.

     During the past several quarters, as well as during our quarter ending September 30, 2003, we have taken steps to better align the resources required to operate efficiently in the prevailing market. Through these steps, we reduced our headcount and incurred charges for employee severance, excess facility capacity and excess equipment. While we believe that these steps help us achieve greater operating efficiency, we have limited history with such measures and the results of these measures are less than predictable. We monitor our expenses closely and benchmark our expenses against expected revenues. Should our revenues not meet internal or external expectations or other circumstances arise that require us to better align resources required to operate efficiently in the prevailing market such as our pending acquisition by Autonomy, additional restructuring efforts will be required. We believe workforce reductions, management changes and facility consolidation create anxiety and uncertainty and may adversely affect employee morale. These measures could adversely affect our employees that we wish to retain and may also adversely affect our ability to hire new personnel. They may also affect customers and/or vendors, which could harm our ability to operate as intended and which would harm our business.

     As we have better aligned our resources over the past several quarters, we have consolidated our operations into facility space that is less than our current facility commitment, resulting in excess operating lease capacity. We consolidated our space in March 2003 and recorded charges related to our excess space as of the date we cease to use the space. This charge was our best estimate based upon a number of assumptions and estimates that could prove inaccurate including length of period that it will take to sublease our excess space, assumed sublease rate and other collateral we expect to forfeit to our landlord upon commencement of a sublease. In addition, should we continue to have excess operating lease capacity and we are unable to find a sublessee at a rate equivalent to our operating lease rate, we would be required to record additional charges for the rental payments that we owe to our landlord relating to any excess facility capacity, which would harm our operating results. Our management reviews our facility requirements and assesses whether any excess capacity exists as part of our on-going financial processes.

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

     The prices we charge for our products and services may decrease as a result of competitive pricing pressures, promotional programs and customers who negotiate price reductions. In addition, some of our competitors have provided their services without charge in order to gain market share or new customers and key accounts. The prices at which we sell and license our products and services to our customers depend on many factors, including:

     o    purchase volumes;
     o    competitive pricing;
     o    the specific requirements of the order;
     o    the duration of the licensing arrangement;
     o the general worldwide economic conditions and demand for our products there from, and
     o    the level of sales and service support.

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

     Our sales and marketing costs are a high percentage of the revenues from our orders, due partly to the expense of developing leads and relatively long sales cycles involved in selling products that are not yet considered "mainstream" technology investments. For the three months ended June 30, 2003 and 2002, sales and marketing expenses were 71% and 114% of our total revenues, respectively.

Our service revenues have substantially lower gross profit margins than our license revenues, and an increase in service revenues relative to license revenues could harm our gross margins.

     Our service revenues, which include fees for our application services as well as professional services such as consulting, implementation, maintenance and training, were 56% and 50% of our total revenues for the three months ended June 30, 2003 and 2002, respectively. Our service revenues have substantially lower gross profit margins than our license revenues. Our cost of service revenues for the three months ended June 30, 2003 and 2002 were 57% and 71% of service revenues, respectively. An increase in the percentage of total revenues represented by service revenues could adversely affect our overall gross profit margins.

     Service revenues as a percentage of total revenues and cost of service revenues as a percentage of total revenues have varied significantly from quarter to quarter due to a number of factors including our swings in headcount and related costs and restructuring charges. Recently, we have experienced an increase in the percentage of license customers requesting professional services. We expect that the amount and profitability of our professional services will depend in large part on:

     o    the software solution that has been licensed;
     o    the complexity of the customers' information technology environments;
     o    the resources directed by customers to their implementation projects;
     o    the size and complexity of customer implementations; and
     o the extent to which outside consulting organizations provide services directly to customers.

     The relative amount of service revenues as compared to license revenues has also varied based on customer demand for our application services. Our application services require a relatively fixed level of investment in staff, facilities and equipment. In the past, we have operated our application service business at a loss due to fixed investments that exceeded actual levels of revenues realized. We have reduced the application service fixed investments. However, there is no assurance that the current level of application service revenues will continue to allow us to recover our fixed costs and make a positive gross profit margin.

     Service revenues from contracts with federal government agencies comprised 10% of total revenues during the three months ended June 30, 2003 (none during the three months ended June 30, 2002). Contract costs for service revenues to federal government agencies, including indirect expenses, are subject to audit and subsequent adjustment by negotiation between U.S. Government representatives and us. Service revenues are recorded in amounts expected to be realized upon final settlement and in accordance with our revenue recognition policies. While historically we have had no adverse impact related to our revenues from such an audit and believes that the results of any future audit will have no material effect on our financial position or results of operations, there can be no assurance that no adjustment will be made and that, if made, such adjustment will not have a material effect on our financial position or results of operations (including our gross profit margin).

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

     We may need to hire sales, development, marketing and administrative personnel in the foreseeable future. We may be unable to attract or assimilate other highly qualified employees in the future particularly given our pending transaction with Autonomy, continued operating losses and weakening cash position. We have in the past experienced, and we expect to continue to experience, difficulty in hiring highly skilled employees with appropriate qualifications. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. We may fail to attract and retain qualified personnel, which could have a negative impact on our business.

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

    The Sarbanes-Oxley Act ("the Act") of 2002 that became law in July 2002 requires changes in some of our corporate governance and securities disclosure and/or compliance practices. The Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and The NASDAQ SmallCap Market and The NASDAQ National Market have proposed revisions to their requirements for companies like Virage. We believe these developments will increase our legal and accounting compliance costs. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot reliably estimate the timing or magnitude of additional costs we will incur as a result of the Act or other, related legislation.

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

     In addition, other companies may obtain patents or other proprietary rights that would limit our ability to conduct our business and could assert that our technologies infringe their proprietary rights. We could incur substantial costs to defend any litigation, and intellectual property litigation could force us to cease using key technology, obtain a license, or redesign our products. From time to time, we have received notices claiming that our technology infringes patents held by third parties and, in addition, may become involved in litigation claims arising from our ordinary course of business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us. However, in the event any claim against us is successful, our operating results would be significantly harmed.

     Furthermore, we license technology from third parties, which may not continue to be available on commercially reasonable terms, if at all. For example, our proposed transaction with Autonomy has caused one of our vendors to claim we are in default with our technology licensing agreement with them. Although we do not believe that we are substantially dependent on any licensed technology, some of the software we license from third parties could be difficult for us to replace. The loss of any of these licenses could result in delays in the licensing of our products until equivalent technology, if available, is developed or licensed for potentially higher fees and integrated. In the event of any such loss, costs could be increased and delays could be incurred, thereby harming our business. The use of additional third-party software would require us to negotiate license agreements with other parties, which could result in higher royalty payments and a loss of product differentiation. In addition, the effective implementation of our products depends upon the successful operation of third-party licensed products in conjunction with our products, and therefore any undetected errors in these licensed products could prevent the implementation or impair the functionality of our products, delay new product introductions and/or damage our reputation.

Interruptions to our business or internal infrastructure from unforeseen, adverse events or circumstances will disrupt our business and our operating results will suffer.

     The worldwide socio-political environment has changed dramatically since September 11, 2001 and potential conflicts with rogue countries or threatened acts of terrorism create a great deal of global uncertainty. Our customers, potential customers and vendors are located worldwide and generally within major international metropolitan areas. In addition, the significant majority of our operations are conducted at offices within a 60-mile radius of the major metropolitan cities of San Francisco, New York City, Boston and London. Our business also requires that certain personnel, including our officers, travel in order to perform their jobs appropriately. A terrorist attack or military conflict or adverse biological event (such as the recent outbreak of SARS globally, and in particular, in Asia and Canada) could reduce our ability to travel or could limit our ability to enter foreign countries, either of which would diminish our effectiveness in closing international customer opportunities. Should a major catastrophe occur within the vicinity of any of our operations, our customers' and/or potential customers' operations and/or vendors' operations, our operations may be adversely impacted and our business may be harmed.

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


Item 3.     Quantitative and Qualitative Disclosures About Market Risk

    At June 30, 2003, the Company's cash and cash equivalents consisted primarily of bank deposits and money market funds. The Company's short-term investments consisted of commercial paper, municipal bonds, and federal agency and related securities. The Company did not hold any derivative financial instruments. The Company's interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

Item 4.     Controls and Procedures

    Evaluation of disclosure controls and procedures

    Our management evaluated, with the participation of our Chief Executive Officer and our Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Acting Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

    Changes in internal control over financial reporting

    There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

            Securities class action lawsuits were filed, starting on August 22, 2001, in the United States District Court for the Southern District of New York . The cases have been consolidated under the caption In re Virage, Inc. Initial Public Offering Securities Litigation, No. 01-CV-7866 (SAS) (S.D.N.Y.), related to In re Initial Public Offerings Securities Litigation, No. 21 MC 92 (SAS). The lawsuit is brought purportedly on behalf of all persons who purchased our common stock from June 28, 2000 through December 6, 2000. The defendants are the Company, one of our current officers and one of our former officers (the "Virage Defendants"); and investment banking firms that served as underwriters for our initial public offering. The operative amended complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the IPO did not disclose that:
            (1) the underwriters agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions paid to the underwriters; and (2) the underwriters arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The complaint also appears to allege that false or misleading analyst reports were issued. The complaint does not claim any specific amount of damages. Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants' motions to dismiss. The Court denied the motions to dismiss the claims under the Securities Act of 1933. The Court granted the motions to dismiss the claims under the Securities Exchange Act of 1934.

            We have decided to accept a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Virage Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control over certain claims we may have against the underwriters. The Virage Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we do not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.

            From time to time, we may become involved in litigation claims arising from its ordinary course of business. We believe that there are no claims or actions pending or threatened against it, the ultimate disposition of which would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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


Item 3. Defaults Upon Senior Securities

     None.


Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

    Through June 30, 2003, our common stock was traded on The NASDAQ National Market and the bid price for our common stock had been under $1.00 per share for over 30 consecutive trading days. Under NASDAQ's listing maintenance standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, NASDAQ may choose to notify us that it may delist our common stock from The NASDAQ National Market.

    We received a NASDAQ letter on May 1, 2003 that stated we were not in compliance with the NASDAQ's minimum bid price listing requirement and that we had seven calendar days to do one of the following:

     o Submit an application for transfer of our securities for trading to The NASDAQ SmallCap Market;

     o    Request a hearing to appeal the delisting notice; or

     o    Have our securities delisted from The NASDAQ National Market.

     We initiated an appeal process with NASDAQ whereby it requested an in-person hearing with NASDAQ regulators to present relevant measures we have taken in order to improve our operating results and, as a result, bolster our stock price to levels required by NASDAQ. The hearing took place in June 2003. We received a verdict letter from NASDAQ's compliance department in July 2003.

    In July 2003,  we received a response from  NASDAQ's  compliance  department stating that our appeal was dismissed and that we had the option of transferring to The NASDAQ SmallCap Market or being delisted from the exchange. We submitted an application for transfer to The NASDAQ SmallCap Market, which was accepted and we transferred to and began trading on The NASDAQ SmallCap Market in July 2003. We expect that we will have at least 180 days to regain compliance with NASDAQ's listing requirements while trading on the NASDAQ SmallCap Market. We may be eligible to transfer back to The NASDAQ National Market if our bid price maintains the $1.00 per share requirement for 30 consecutive trading days and we have maintained compliance with all other continued listing requirements for The NASDAQ National Market.


Item 6. Exhibits and Report on Form 8-K.

(a)       Exhibits

          Exhibit 2.1+ Agreement and Plan of Merger with Autonomy Corporation plc

          Exhibit 31.1  Certification by Paul G. Lego Pusuant to Rule 13a-14(a)

          Exhibit 31.2  Certification by Scott Gawel Pursuant to Rule 13a-14(a)

          Exhibit 32.1  Certifications Pursuant to 18 U.S.C. Section 1350

          + Incorporated by reference to the Registrant's Current Report on Form 8-K filed on July 11, 2003


       (b) Report on Form 8-K

          1. We filed a current report on Form 8-K dated April 24, 2003, which announced our results of operations for the three months and fiscal year ended March 31, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  VIRAGE, INC.

Date:  August 7, 2003             By:   /s/ Scott Gawel
                                        ----------------------------------------
                                        Scott Gawel
                                        Vice President, Finance &
                                        Acting Chief Financial Officer
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)